Form 10-Q/A
period 2021-03-31
Khosla Ventures Acquisition Co. II
filed 2021-07-19
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
of the Exchange Act).    Yes  ☒    No  ☐
As of April 30, 2021, 42,767,100 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

EXPLANATORY NOTE
Khosla Ventures Acquisition Co. II is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the Securities and Exchange Commission on June 2, 2021, to correct certain errors concerning certain financial figures related to the partial exercise of the underwriters’ over-allotment option and the issuance of private placement shares. This restatement corrects errors related to the calculation of amounts for shares subject to possible redemption to reflect the partial exercise of the underwriters’ over-allotment option in connection with the issuance of private placement shares.
This Form 10-Q/A should be read in conjunction with the Form 10-Q, which continues to speak as of the date of the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

KHOSLA VENTURES ACQUISITION CO. II
Quarterly Report
on Form 10-Q

PART I. - FINANCIAL INFORMATION
Item 1. - Financial Statements
KHOSLA VENTURES ACQUISITION CO. II
Balance Sheet
As of March 31 2021
(unaudited)
(As Restated)

ASSETS
Cash and cash equivalent	$1,685,423
Prepaid expenses	638,177

Total current assets	2,323,600
Cash held in trust account	416,344,118
Other assets	654,289

Total assets	$419,322,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497,238
Franchise tax payable	50,000
Accrued offering and formation costs	44,833
Advances from related party	124,986

Total current liabilities	717,057
Deferred underwriting fees payable	14,572,044

Total liabilities	15,289,101

Commitments and Contingencies (Note 6 )
Class A Common stock subject to possible redemption, 39,903,290 shares at $10.00	399,032,900
Stockholder Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	$—
Class A common share, $0.0001 par value, 200,000,000 shares authorized; 2,863,810 shares issued and outstanding (excluding 39,903,290 shares subject to possible redemption)	287
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Class K common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	5,089,830
Accumulated Deficit	(91,111)

Total stockholders’ equity	5,000,006

Total Liabilities and Stockholders’ Equity	$419,322,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
(As Restated)

FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
Formation costs	$25,000
General and administrative expenses	16,111
Franchise tax expense	50,000

Net loss	$(91,111)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	39,997,668

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average Class A and B shares outstanding, non-redeemable common stock, basic and diluted (1)	6,658,032

Basic and diluted net loss per common stock, non-redeemable common stock	$(0.01)

(1)	Class K shares are not included in the calculation of diluted loss per share as their conversion into Class A shares is contingent upon the occurrence of future events as described in Note 3 .
The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(Unaudited)
(As Restated)

	Class A Common Stock		Class B Common Stock		Class K Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	5,000,000	500	—	—	12,000	—	12,500
Issuance of Class K Common Stock to Sponsor (1)	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares	41,634,412	4,164	—	—	—	—	416,339,954	—	416,344,118
Underwriting discounts	—	—	—	—	—	—	(8,326,880)	—	(8,326,880)
Deferred underwriting fee payable	—	—	—	—	—	—	(14,572,044)	—	(14,572,044)
Offering costs	—	—	—	—	—	—	(673,057)	—	(673,057)
Sale of private placement shares	1,132,688	114	—	—	—	—	11,326,766	—	11,326,880
Common stock subject to possible redemption	(39,903,290)	(3,991)	—	—	—	—	(399,028,909)	—	(399,032,900)
Net loss	—	—	—	—	—	—	—	(91,111)	(91,111)

Balance, March 31, 2021	2,863,810	$287	5,000,000	$500	5,000,000	$500	$5,089,830	$(91,111)	$5,000,006

(1)
Includes an aggregate of 5,000,000 shares of Class K common stock held by the Sponsor that are subject to forfeiture to the extent that the Company does not complete an initial business combination or achieve certain market price criteria for Class A shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
(As Restated)

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021
Cash Flows from Operating Activities
Net Loss	$(91,111)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of prepaid expenses	16,111
Changes in operating assets and liabilities
Prepaid expenses	(654,288)
Other assets	(654,289)
Accounts payable	25,000
Franchise tax payable	50,000

Net cash used in operating activities	(1,308,577)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(416,344,118)

Net cash used in Investing Activities:	(416,344,118)

Cash Flows from Financing Activities
Proceeds from sale of Public Shares, net of underwriting discounts paid	408,017,238
Proceeds from Private Placement shares	11,326,880
Sponsor contribution for class B and K common stock	25,000
Due to related party	300
Payment of offering costs	(31,300)

Net cash provided by financing activities	419,338,118

Net increase in cash	1,685,423
Cash - beginning of period	—

Cash - end of period	$1,685,423

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$399,161,990

Change in initial classifications of Class A common stock subject to possible redemption	$129,090
Deferred offering costs included in accrued offering costs	$44,833

Deferred offering costs included in accounts payable	$472,238

Deferred offering costs paid through promissory note - related party	$124,686

Deferred underwriting fees payable	$14,572,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)
Note 1 — Description of Organization, Business Operations, Going Concern (As Restated)
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
Public Share
, generating gross proceeds to the Company of $400,000,000, which is described in Note
4
. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional
Public Shares
in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 1,634,412
Public Shares
from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412
Public Shares
in connection with its Initial Public Offering. The Underwriters designate March 30, 2021 as the settlement date for such additional
Public Shares
pursuant to the Underwriting Agreement.
Substantially concurrently with the closing of the Initial Public Offering, the Company completed the private sale of 1,100,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s Sponsor, Khosla Ventures SPAC Sponsor LLC, generating aggregate gross proceeds to the Company of $11,000,000, which is described i
n
 Note

.
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to shareholders’ equity upon completion of the Initial Public Offering in March 2021.
Following the closing of the Initial Public Offering on March 26, 2021, an amount of $400,000,000 ($10 per
Public Share
) of the proceeds from the Initial Public Offering, including $14,572,044 of the underwriters’ deferred discount was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by American Stock Transfer & Trust Company, LLC, acting as trustee. On March 26, 2021, an additional $16,344,118 was placed in the trust account, comprised of prepaid proceeds from the sale of additional Private Placement Shares issued pursuant to the exercise of the underwriters’ over-allotment option, which subsequently settled on March 30, 2021. Including the $163,440 of prepaid proceeds paid on March 26, 2021, the total proceeds from the sale of additional Private Placement Shares was $326,880. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the trust account, the proceeds from the Initial Public Offering and the Private Placements held in the trust account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering, or 27 months if a definitive agreement with respect to a business combination has been entered into before such 24-month period or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial
business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the Initial Public Offering, or 27 months if a definitive agreement with respect to a business combination has been entered into before such 24-month period, subject to applicable law.
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
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
7
). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”),

and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or 27 months if a definitive agreement with respect to a business combination has been entered into before such 24-month period
(the “Combination Period”) and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation
distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only

$
10.00
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
NOTE 2 — RESTATEMENT AND REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
Subsequent to the filing of the March 31, 2021 Form
10-Q
(the “Original Filing”), the Company determined that certain errors were made in the Original Filing concerning certain financial figures related to the partial exercise of the underwriters’ over-allotment option and the issuance of private placement shares. This restatement corrects errors related to the calculation of amounts for shares subject to possible redemption to reflect the partial exercise of the underwriters’ over-allotment option in connection with the issuance of private placement shares. The table below summarizes the effects of the restatement of the March 31, 2021 balance sheet, condensed statement of operations from January 29, 2021 through March 31, 2021, statement of changes in stockholders equity for the period from January 29, 2021 through March 31, 2021, and condensed statement of cash flows from January 29, 2021 through March 31, 2021 on the financial statements.

	As Previously Reported	Adjustments	As Revised and Restated
Balance sheet as of March 31, 2021
Advances from related party	$124,686	$300	$124,986
Total current liabilities	716,757	300	717,057
Deferred underwriting fee payable	14,000,000	572,044	14,572,044
Total liabilities	14,716,757	572,344	15,289,101
Class A common stock subject to possible redemption	399,605,240	(572,340)	399,032,900
Class A common share	167	120	287
Additional paid-in capital	5,089,954	(124)	5,089,830
Total stockholders’ equity	5,000,010	(4)	5,000,006

Condensed statement of operations from January 29, 2021 (inception) through March 31, 2021
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	$38,897,378	$1,100,290	$39,997,668
Weighted average Class A and B shares outstanding, non-redeemable common stock, basic and diluted	6,661,046	(3,014)	6,658,032

Statement of changes in stockholders’ equity for the period from January 29, 2021 (inception) through March 31, 2021
Sale of Public Shares – Additional Paid-In Capital	$416,340,254	$(300)	$416,339,954
Sale of Public Shares – Total Stockholders’ Equity	416,344,418	(300)	416,344,118
Underwriting discounts – Additional Paid-In Capital	(8,000,000)	(326,880)	(8,326,880)
Underwriting discounts – Total Stockholders’ Equity	(8,000,000)	(326,880)	(8,326,880)
Deferred underwriting fee payable – Additional Paid-In Capital	(14,000,000)	572,044	(14,572,044)
Deferred underwriting fee payable – Total Stockholders’ Equity	(14,000,000)	572,044	(14,572,044)
Sale of private placement shares – Class A Common Stock – Shares	—	1,132,688	1,132,688
Sale of private placement shares – Class A Common Stock – Amount	—	114	114
Sale of private placement shares – Additional Paid-In Capital	11,000,000	326,766	11,326,766
Sale of private placement shares – Total Stockholders’ Equity	11,000,000	326,880	11,326,880
Common stock subject to possible redemption – Class A Common Stock – Shares	(39,960,524)	57,234	(39,903,290)
Common stock subject to possible redemption – Class A Common Stock – Amount	(3,997)	6	(3,991)
Common stock subject to possible redemption – Additional Paid-In Capital	(399,601,243)	572,334	(399,028,909)
Common stock subject to possible redemption – Total Stockholders’ Equity	(399,605,240)	572,340	(399,032,900)
Balance – Class A Common Stock – Shares	1,673,888	1,189,922	2,863,810
Balance – Class A Common Stock – Amount	167	120	287
Balance – Additional Paid-In Capital	5,089,954	(124)	5,089,830
Balance – Total Stockholders’ Equity	5,000,010	(4)	5,000,006

Condensed statement of cash flows for the period from January 29, 2021 (inception) through March 31, 2021
Proceeds from sale of public shares net of underwriting discounts paid	408,344,118	(326,880)	408,017,238
Proceeds from private placement shares	11,000,000	326,880	11,326,880
Initial classification of Class A common stock subject to redemption	383,390,220	15,771,770	399,161,990
Change in classification of Class A common stock subject to possible redemption	16,215,020	(16,085,930)	129,090
Deferred underwriting fees payable	14,000,000	572,044	14,572,044

Note
3
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
Common Stock Subject to Possible Redemption (As Restated)
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
Accordingly, as of March 31, 2021, 39,903,290 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
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
Net Loss Per Share of Common Stock (As Restated)
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
The Company’s unaudited statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two method of income (loss) per share. Net earnings per common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing interest income earned on the Trust Account of $0 for the quarter ended March 31, 2021, by the weighted average number of Class A redeemable common stock of 39,997,668 units outstanding for the period. Net loss per common stock, basic and diluted, for non-redeemable common stock for the quarter ended March 31, 2021 is calculated by dividing net loss of $91,111, less income attributable to Class A redeemable common stock of $0, by the weighted average number of Class B and Class A non-redeemable common stock outstanding for the period of 6,658,032 shares, resulting in a loss of
$(0.01) per share.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A common stock
Interest income earned on Trust Account	$—
Less: Applicable franchise and income taxes	—

Net loss attributable to Redeemable Class A common stock	$—
Denominator: Weighted Average Stock Outstanding, Redeemable Class A
Basic and diluted weighted average shares outstanding, Redeemable Class A	39,997,668

Basic and diluted net loss per share, Redeemable Class A	$0.00

Non-Redeemable Class A and Class B Common Stock
Numerator: Net loss minus net loss allocable to Redeemable Class A common stock
Net loss	$(91,111)
Less: Net loss allocable to Redeemable Class A common stock -	—

Net loss attributable to Non-Redeemable Class A and Class B common stock shareholders	$(91,111)
Denominator: Weighted Average Stock Outstanding, Non-Redeemable Class A and Class B
Basic and diluted weighted average shares outstanding, Non-Redeemable Class A and Class B	6,658,032

Basic and diluted net loss per share, Non-Redeemable Class A and Class B	$(0.01)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statement.
Note 4 — Initial Public Offering (As Restated)
Pursuant to the Initial Public Offering, the Company sold
40,000,000
Public Shares at a purchase price of
$10.00
per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments (See Note
7
).

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
per share less the underwriting discount. An additional 32,688 Private Placement Shares were sold in connection with the underwriters’ partial exercise of their over-allotment option for total proceeds of $326,880. In total, the Company sold
41,634,412
Public Shares in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and balance sheet date of March 31, 2021, an additional
$16,344,118
was placed in the trust account, comprised of proceeds from the sale of additional Private Placement Shares to Sponsor and Public Shares pursuant to the exercise of the underwriters’ over-allotment option, which settled on March 30, 2021.
Note
5
 — Related Party Transactions
Advances From Related Party
On February 8, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note at March 31, 2021 was $124,986.
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
Private Placement Shares (As Restated)
Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,100,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $11 million.
An additional 32,688 Private Placement Shares were sold in connection with the underwriters’ partial exercise of their over-allotment option for total proceeds of $326,880. As of March 31, 2021, Sponsor has purchased 1,132,688 of Private Placement Shares for an aggregate purchase price of $11,326,880.
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
6
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
Underwriting Agreement (As Restated)
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
The underwriters are entitled to a deferred fee of $14,572,044.

The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
Note
7
 — Stockholders’ Equity (As Restated)
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. At March 31, 2021, there were 2,863,810 shares of Class A common stock issued and outstanding, excluding 39,903,290 shares of common stock subject to possible redemption.
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
8
 — Subsequent Events
The
Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.
On April 7, 2021, the Company paid off a portion of the balance of the promissory note to the Sponsor in the amount of $124,686, resulting in a balance of $300 remaining on the note.

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
Restatement
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited financial statements as of and for the period ended March 31, 2021 (the “Restatement”). In the Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the SEC on June 1, 2021 (the “Original Report”), certain errors were made concerning certain financial figures related to the partial exercise of the underwriters’ over-allotment option and the issuance of private placement shares. This restatement corrects errors related to the calculation of amounts for shares subject to possible redemption to reflect the partial exercise of the underwriters’ over-allotment option in connection with the issuance of private placement shares.
The Restatement is more fully described in Note 2 to the Notes to Financial Statements entitled “Restatement and Revision of Previously Issued Financial Statements.”
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
Our Sponsor is Khosla Ventures SPAC Sponsor II LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 40,000,000 Public Shares, at $10.00 per share, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $23.6 million, inclusive of approximately $14.6 million in deferred underwriting commissions.
Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,100,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $11.0 million. Additional 32,688 Private Placement Shares were sold in connection with the underwriters’ partial exercise of their over-allotment option for a total proceed of $326,880.
On March 23, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,634,412 Public Shares issued for total gross proceeds of $16,344,118. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $326,880. A total of $16,344,118 was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $416,344,118.

Following the closing of the Initial Public Offering, the partial exercise of the over-allotment option and the Private Placement, $416,344,118 ($10.00 per share) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Liquidity and Capital Resources
As of March 31, 2021, we had $1,685,423 in cash, and working capital deficit of $1,606,543.
Our liquidity needs prior to March 31, 2021 were satisfied through the proceeds of $25,000 from the sale of the Founders Shares, and loan from our Sponsor of approximately $124,986 under the Note. Subsequent to March 31, 2021, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. On April 7, 2021, we paid off a portion of the balance of the promissory note to the Sponsor in the amount of $124,686, resulting in a balance of $300 remaining on the note.
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
For the period from January 29, 2021 (inception) through March 31, 2021, we had a net loss of $91,111, which consisted of $16,111 in general and administrative expenses, $25,000 in formation costs, and $50,000 in franchise tax expenses.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2021.
Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
The underwriters are entitled to a deferred fee of $0.35 per Public Share, or $14,572,044 in the aggregate. The deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.
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
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the inaccurate accounting for the value of private placement shares, underwriting discounts and over-allotment public shares issued subsequent to the closing of our Initial Public Offering. To address this material weakness, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting , as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 26, 2021, we consummated the Initial Public Offering of 40,000,000 Public Shares. On March 30, 2021, in connection with the underwriters’ election to partially exercise their over-allotment option, we sold an additional 1,634,412 Public Shares to cover over-allotments. The Public Shares were sold at an offering price of $10.00 per share, generating total gross proceeds of $416,344,118. Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC acted as joint book-running managers for the offering. The securities in the offering were registered under the Securities Act on a registration statement on Form
S-1
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
Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Shares, $416,344,118 was placed in the Trust Account.

We paid a total of $8,326,882.40 in underwriting discounts and commissions and approximately $673,057 for other offering costs related to the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters agreed to defer $14,572,044.20 in underwriting discounts and commissions.
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

KHOSLA VENTURES ACQUISITION CO. II

Date: July 19, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer