Form 10-Q/A
period 2021-03-31
Khosla Ventures Acquisition Co. II
filed 2021-09-10
CIK 1846069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of September 7, 2021, 42,767,100 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

EXPLANATORY NOTE

Khosla Ventures Acquisition Co. II (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 and restated as of July 19, 2021 (together, the “Existing Quarterly Report”).

Background of Restatement

Subsequent to filing of its Form 10-Q, the Company identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability and incorrectly accounted for certain items on the cash flow statement.

As a result, the Company’s management, together with the Audit Committee, determined on August 31, 2021, that the Company’s financial statements and other financial data as of and for the period from January 29, 2021 (inception) through March 31, 2021 included in the Company’s Existing Quarterly Report on Form 10-Q for the period ended March 31, 2021 should be restated in the Form 10-Q/A as a result of these errors. These restatements result in non-cash, non-operating financial statement corrections and have no impact on the Company’s current or previously reported cash position.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Existing Quarterly Report should no longer be relied upon. On September 1, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Existing Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that in light of the errors described above, and the filing of the Form 10-Q, that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting transactions. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

KHOSLA VENTURES ACQUISITION CO. II

Quarterly Report on Form 10-Q

PART I. – FINANCIAL INFORMATION

Item 1. – Financial Statements

KHOSLA VENTURES ACQUISITION CO. II

CONDENSED BALANCE SHEET

As of March 31, 2021

(Unaudited)

(As Restated)

ASSETS
Cash and cash equivalents	$1,685,423
Prepaid expenses	653,393

Total current assets	2,338,816
Cash held in Trust Account	416,344,118
Other assets	639,072

Total assets	$419,322,006

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$497,238
Franchise tax payable	50,000
Accrued offering and formation costs	44,833
Advances from related party	129,986

Total current liabilities	722,057
Deferred underwriting fees payable	14,572,044
Class K Founder Shares derivative liability	13,600,000

Total liabilities	28,894,101

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 41,634,412 shares at $10.00 redemption value	416,344,120
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 1,132,688 shares issued and outstanding (excluding 41,634,412 shares subject to possible redemption)	113
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(25,916,828)

Total stockholders’ deficit	(25,916,215)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$419,322,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

(As Restated)

Formation costs	$30,000
General and administrative expenses	11,111
Franchise tax expense	50,000

Loss from operations	(91,111)

Financing expenses on derivative classified instrument	(36,537,500)
Change in fair value of derivative liabilities	22,950,000

Net loss	$(13,678,611)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	3,988,014
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(1.50)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	109,268
Basic and diluted net loss per share, Class A non-redeemable common stock	$(1.50)
Weighted average shares outstanding Class B non-redeemable common stock, basic and diluted	5,000,000
Basic and diluted net loss per common stock, Class B	$(1.50)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II

CONDENSED STATEMENT OF CHANGES IN COMMON

STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

(As Restated)

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $23,576,984 issuance costs	41,634,412	392,767,136	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,132,688	113	—	—	11,326,767	—	11,326,880
Accretion of Class A Common Stock to redemption value	—	23,576,984	—	—	—	—	(11,338,767)	(12,238,217)	(23,576,984)
Net loss	—	—	—	—	—	—	—	(13,678,611)	(13,678,611)

Balance as of March 31, 2021	41,634,412	$416,344,120	1,132,688	$113	5,000,000	$500	$—	$ (25,916,828)	$(25,916,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

(As Restated)

Cash Flows from Operating Activities
Net loss	$(13,678,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	36,537,500
Change in fair value of derivative liabilities	(22,950,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,292,465)
Accounts payable and accrued expenses	592,071

Net cash used in operating activities	(791,505)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(416,344,118)

Net cash used in Investing Activities:	(416,344,118)

Cash Flows from Financing Activities
Proceeds from sale of Public Shares, net of transactions costs	407,339,180
Proceeds from Private Placement shares	11,326,880
Sponsor contribution for class B and K common stock	25,000
Advances from related party	129,986

Net cash provided by financing activities	418,821,046

Net increase in cash	1,685,423
Cash - beginning of period	—

Cash - end of period	$1,685,423

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$14,572,044

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through March 31, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering”) described below. The Company has selected December 31 as its fiscal year end.

On March 26, 2021, the Company consummated its Initial Public Offering of 40,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $400,000,000, which is described in Note 4. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 1,634,412 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 Public Shares in connection with its Initial Public Offering. The Underwriters designate March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,100,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $11,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $326,880. Total gross proceeds from the sale of Private Placement Shares was $11,326,880 as of March 31, 2021.

Following the closing of the Initial Public Offering on March 26, 2021 and the partial exercise of the underwriters’ overallotment option on March 30, 2021, an amount of $416,344,120 ($10 per Public Share) of the proceeds from the Initial Public Offering, including $14,572,044 of the underwriters’ deferred discount was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. On March 26, 2021, an additional $163,440 was placed in the Trust Account, comprised of prepaid proceeds from the sale of additional Private Placement Shares issued pursuant to the exercise of the underwriters’ over-allotment option, which subsequently settled on March 30, 2021. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering and the Private Placements held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law.

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

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,685,423 in its operating bank account, $416,344,118 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,616,759.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promimssory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $3,000,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of March 31, 2021, the Company has no borrowings under the Working Capital Loans.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty .

Note 2 — Restatement and Revision of Previously Issued Financial Statements

Subsequent to filing of its Form 10-Q, the Company identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability and incorrectly accounted for certain items on the cash flow statement.

The tables below summarize the effects of the restatement on the condensed balance sheet as of March 31, 2021, and on the condensed statements of operations and cash flows for the period from January 29, 2021 (inception) through March 31, 2021.

	As of March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$419,322,007	$(1)	$419,322,006

Liabilities, common stock subject to possible redemption, and stockholders’ equity (deficit)
Total current liabilities	$717,057	$5,000	$722,057
Deferred underwriting fees payable	14,572,044	—	14,572,044
Class K Founder Shares derivative liability	—	13,600,000	13,600,000

Total liabilities	15,289,101	13,605,000	28,894,101
Class A common stock, $0.0001 par value; shares subject to possible redemption	399,032,900	17,311,220	416,344,120
Stockholders’ equity (deficit)
Preferred stock - $0.0001 par value	—	—	—
Class A common stock - $0.0001 par value	287	(174)	113
Class B common stock - $0.0001 par value	500	—	500
Class K common stock - $0.0001 par value	500	(500)	—
Additional paid-in-capital	5,089,830	(5,089,830)	—
Accumulated deficit	(91,111)	(25,825,717)	(25,916,828)

Total stockholders’ equity (deficit)	5,000,006	(30,916,221)	(25,916,215)

Total liabilities, common stock subject to possible redemption, and stockholders’ equity (deficit)	$419,322,007	$(1)	$419,322,006

	Period From January 29 (Inception) Through March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(91,111)	$—	$(91,111)
Financing expenses on derivative classified instrument	—	(36,537,500)	(36,537,500)
Change in fair value of derivative liabilities	—	22,950,000	22,950,000
Net loss	$(91,111)	$(13,587,500)	(13,678,611)

Weighted average shares outstanding of Class A common stock subject to possible redemption	39,997,668		3,988,014
Basic and diluted net loss per common stock, Class A	$—	$(1.50)	$(1.50)
Weighted average shares outstanding of Class A non-redeemable common stock	—	—	109,268
Basic and diluted net loss per common stock, Class A	$—	$(1.50)	$(1.50)
Weighted average shares outstanding of Class B non-redeemable common stock	6,658,032		5,000,000
Basic and diluted net loss per common stock, Class B	$(0.01)	$(1.49)	$(1.50)

	Period From January 29 (Inception) Through March 31, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(91,111)	$(13,587,500)	$(13,678,611)
Financing expenses on derivative classified instrument	—	36,537,500	36,537,500
Change in fair value of derivative liabilities	—	(22,950,000)	(22,950,000)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(1,308,577)	$16,112	(1,292,465)
Accounts payable and accrued expenses	75,000	$517,071	592,071
Net cash used in operating activities	(1,308,577)	$517,072	(791,505)
Cash Flows from financing activities
Proceeds from sale of Public Shares, net of transaction costs	408,017,238	(678,058)	407,339,180
Advances from related party	300	129,686	129,986
Payment of offering costs	(31,300)	31,300	—
Net cash provided by financing activities	419,338,118	(517,072)	418,821,046

Note 3 — Summary of Significant Accounting Policies (As Restated)

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statements, operating results and cash flows for the periods presented.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,685,423 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of March 31, 2021.

Cash Held in Trust Account

As of March 31, 2021, the Company had $416,344,118 in cash held in the Trust Account.

Common Stock Subject to Possible Redemption (As Restated)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of March 31, 2021, 41,634,412 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through March 31, 2021, the Company recorded an accretion of $23,576,984, of which $11,338,767 was recorded in additional paid-in capital and $12,238,217 was recorded in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the balance sheet.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period. Actual results could differ from those estimates.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $23,576,984 for the period from January 29, 2021 (inception) through March 31, 2021.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the deferred tax asset is de minimis.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the United States is the Company’s only major tax jurisdiction.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock (As Restated)

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

Class K Founder Shares will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K Founder Shares in the calculation of diluted loss per share since the conversion of Class K Founder Shares into Class A common stock is contingent upon the occurrence of future events.

Class B Founder Shares and Private Placement Shares are included in the calculation of non-redeemable earnings per share.

The Company’s statement of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated the accretion in the same manner as a dividend in the calculation of the net income/(loss) per common stock. As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per common stock is as follows:

Inception-to-Date, March 31, 2021	Class A subject to possible redemption	Class A	Class B
Allocation of undistributable losses	$(5,996,350)	$(164,295)	$(7,517,966)

Net income/(loss) to common stock	$(5,996,350)	$(164,295)	$(7,517,966)

Weighted average shares outstanding, basic and diluted	3,988,014	109,268	5,000,000
Basic and diluted net loss per share	$(1.50)	$(1.50)	$(1.50)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares at a purchase price of $10.00 per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments (See Note 6).

Substantially concurrent with the closing of the Initial Public Offering, the Company completed the private sale of 1,100,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s sponsor, Khosla Ventures SPAC Sponsor II LLC, generating aggregate gross proceeds to the Company of $11,000,000. The underwriters exercised their option to purchase an additional 1,634,412 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 shares of Class A common stock in connection with its Initial Public Offering. Accordingly, between the close date of the Initial Public Offering and balance sheet date of March 31, 2021, an additional $16,344,118 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over-allotment option, which settled on March 30, 2021.

Note 5 — Related Party Transactions

Advances From Related Party (As Restated)

On February 8, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note at March 31, 2021 was $129,986.

Founder Shares

On January 29, 2021, the Sponsor acquired 10,000,000 Founder Shares (the “Founder Shares”) for an aggregate purchase price of $25,000, consisting of 5,000,000 Class B Founder Shares (also known as “Class B common stock”) and 5,000,000 Class K Founder Shares (also known as “Class K common stock”). Prior to the initial investment in the company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. On March 10, 2021, the Sponsor entered into a security assignment agreement with three of the Company’s independent directors and assigned 120,000 shares of Class B Founder Shares at an aggregate price of $300.

Class B Founder Shares

The Class B Founder Shares will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B Founder Shares will equal, in the aggregate on an as-converted basis, 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K Founder Shares and (z) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B Founder Shares will be entitled to vote on the appointment of directors.

Class K Founder Shares (As Restated)

The Class K founder shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K founder shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B founder shares and Class K founder shares) will equal, in the aggregate on an as-converted basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B founder shares and Class K founder shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B Founder Shares were entitled to vote on the appointment of directors.

The Company’s previously issued Amended Filing of Form 10-Q classified Class K Founder Shares as a component of stockholders’ equity. Upon reassessment, the Company determined that there was an error in the accounting treatment as Class K Founder Shares has features that preclude it from such classification. The correction of this error is reflected in Note 2 to these unaudited condensed financial statements.

Working Capital Loans

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,100,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $11,000,000. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $326,880. The total proceeds from the sale of Private Placement Shares is $11,326,880. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial business combination.

Forward Purchase Agreement

The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815 to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares and Private Placement Shares are entitled to registration rights pursuant to the registration agreement signed prior to the consummation of the Initial Public Offering. The holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statements to become effective until termination of the applicable lock-up period.

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

Note 7 — Stockholders’ Deficit (As Restated)

Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 1,132,688 shares of Class A common stock issued and outstanding, excluding 41,634,412 shares of common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 30,000,000 Class B Founder Shares with a par value of $0.0001 per share. At March 31, 2021, 5,000,000 Class B Founder Shares were issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B Founder Shares will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 including the fair value hierarchy of the valuation inputs that the Company utilized to determine such fair value.

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$416,344,118

Liabilities:
Derivative liability – Class K Founder Shares	3	$13,600,000

Class K Founder Shares Liability

Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying March 31, 2021 balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liability in the statement of operations. In order to capture the market conditions associated with the Class K Founder Shares liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Class K Founder Shares were as follows as of March 31, 2021:

Input	January 29, 2021 (Inception)	March 31, 2021
Risk-free interest rate	1.16%	1.78%
Term to business combination	0.9 years	0.8 years
Expected volatility	21.0%	13.0%
Stock Price	$10.00	$10.08

The following table presents a summary of the changes in the fair value of the Class K Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of March 31, 2021:

Class K Common Derivative Liability
Fair value, January 29, 2021 (inception)	$36,550,000
Change in fair value of Class K Founder Shares liability	(22,950,000)

Fair value, March 31, 2021	$13,600,000

There were no transfers to and from Levels 1, 2, and 3 from the period beginning January 29, 2021 through March 31, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than disclosed below.

On April 7, 2021, the Company paid off the balance of the promissory note to the Sponsor in the amount of $124,686, (Note 5) resulting in a balance of $5,300 remaining on the note.

On July 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdoor, Inc., a Delaware corporation (“Nextdoor”), and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of KVSB (“Merger Sub”).

On July 6, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have independently subscribed for an aggregate of 27 million shares of Class A common stock for an aggregate purchase price equal to $270 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the consummation of the transactions contemplated by the Merger Agreement.

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

Subsequent to filing of its Form 10-Q, the Company identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. The Company also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability.

The Restatement is more fully described in Note 2 to the Notes to Financial Statements.

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

Our Sponsor is Khosla Ventures SPAC Sponsor II LLC, a Delaware limited liability company. The registration statement for our Initial Public Offering was declared effective on March 23, 2021. On March 26, 2021, we consummated its Initial Public Offering of 40,000,000 Public Shares, at $10.00 per share, generating gross proceeds of $400,000,000. On March 30, 2021, the underwriters partially exercised their over-allotment option, resulting in an additional 1,634,412 Public Shares issued for additional proceeds of $16,344,120. Total shares sold in connection with the Initial Public Offering are 41,634,412 Public Shares. We incurred offering costs of $23,576,984, inclusive of $14,572,044 in deferred underwriting fees payable.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 1,100,000 Private Placement Shares at a price of $10.00 per Private Placement Share to the Sponsor, generating proceeds of $11,000,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $326,880.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering (March 23, 2023) or 27 months (June 23, 2023), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 23, 2023 (the “Combination Period”), and our stockholders have not amended the Certificate of Incorporation to extend such Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes as well as expenses relating to the administration of the Trust Account (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On July 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdoor, Inc., a Delaware corporation (“Nextdoor”), and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of KVSB (“Merger Sub”). We have incurred minimal transaction expenses for the period from January 29, 2021 (inception) through June 30, 2021 in connection with the negotiation and consummation of the transactions contemplated by the Merger Agreement.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,685,423 in its operating bank account, $416,344,118 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,616,759.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date these condensed financial statements were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the IPO, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor. Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of $3,000,000.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest.

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

For the period from January 29, 2021 (inception) through March 31, 2021, we had a loss from operations of $91,111, which consisted of $30,000 in formation costs, $11,111 in general and administrative expenses, and $50,000 in franchise tax expenses. We also incurred $36,537,500 in financing expenses on derivative classified instruments, and an unrealized gain on the fair value of derivative liabilities of $22,950,000, resulting in an overall net loss of $13,678,611 for the period from January 29, 2021 (inception) through March 31, 2021.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies other than the following.

Class K Founder Common stock

Class K common stock was accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying March 31, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K common stock liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K common stock. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of March 31, 2021 was as follow: risk free rate of 1.78%; term in years 0.8 years; expected volatility 13% and the stock price was $10.08.

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

Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. Management also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

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

We paid a total of $8,326,880 in underwriting discounts and commissions and $678,057 for other offering costs related to the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters agreed to defer $14,572,044 in underwriting discounts and commissions.

On July 6, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors”), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have independently subscribed for an aggregate of 27 million shares of Class A common stock for an aggregate purchase price equal to $270 million (the “PIPE Investment”). The PIPE Investment will be consummated substantially concurrently with the consummation of the transactions contemplated by the Merger Agreement.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 23, 2021, between the Company and Citigroup Global Markets Inc. and Goldman Sachs & Co. LLC, as representatives of the several underwriters. (1)

3.1	Amended and Restated Certificate of Incorporation, dated March 24, 2021. (1)

10.1	Investment Management Trust Agreement, dated March 23, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.2	Private Placement Shares Purchase Agreement, dated March 23, 2021, between the Company and the Sponsor. (1)

10.3	Registration Rights Agreement, dated March 23, 2021, among the Company and certain security holders named therein. (1)

10.4	Forward Purchase Agreement, dated March 23, 2021, among the Company and the Sponsor. (1)

10.5	Letter Agreement, dated March 23, 2021, among the Company, the Sponsor, Vinod Khosla, Samir Kaul, Peter Buckland, Anita Sands, Enrico Gaglioti and Dmitri Shklovsky. (1)

10.6	Form of Indemnity Agreement, dated March 23, 2021, between the Company and each of its officers and directors. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS***	Inline XBRL Instance Document

101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104***	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. II

Date: September 9, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer