Form 10-Q/A
period 2021-03-31
Khosla Ventures Acquisition Co. II
filed 2021-09-10
CIK 1846069

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

EXPLANATORY NOTE
Khosla Ventures Acquisition Co. II is filing this Amendment No. 3 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the period ended March 31, 2021, originally filed with the U.S. Securities and Exchange Commission on June 1, 2021 and restated as of July 19, 2021, for the sole purpose of filing the required XBRL reporting.
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

KHOSLA VENTURES ACQUISITION CO. II
Quarterly Report
on Form 10-Q

PART I. – FINANCIAL INFORMATION
Item 1. – Financial Statements
KHOSLA VENTURES ACQUISITION CO. II
CONDENSED BALANCE SHEET
As of March 31, 2021
(Unaudited)
(As Restated)

ASSETS
Cash and cash equivalents	$1,685,423
Prepaid expenses	653,393

Total current assets	2,338,816
Cash held in Trust Account	416,344,118
Other assets	639,072

Total assets	$419,322,006

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$497,238
Franchise tax payable	50,000
Accrued offering and formation costs	44,833
Advances from related party	129,986

Total current liabilities	722,057
Deferred underwriting fees payable	14,572,044
Class K Founder Shares derivative liability	13,600,000

Total liabilities	28,894,101

Commitments and Contingencies (Note 6)
Class A common stock subject to possible redemption, 41,634,412 shares at $10.00 redemption value	416,344,120
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized; 1,132,688 shares issued and outstanding (excluding 41,634,412 shares subject to possible redemption)	113
Class B common stock, $ 0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(25,916,828)

Total stockholders’ deficit	(25,916,215)

Total Liabilities, Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$419,322,006

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
per Private Placement Share to the Sponsor, generating proceeds of
$11,000,000
. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating additional proceeds of $326,880. Total gross proceeds from the sale of Private Placement Shares was
$11,326,880

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
The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of
(i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims
. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loan, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of
March 31
, 2021, the Company has no borrowings under the Working Capital Loans.
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
Class K Founder Shares will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10 th
anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K Founder Shares in the calculation of diluted loss per share since the conversion of Class K Founder Shares into Class A common stock is contingent upon the occurrence of future events.
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
Note 4 — Initial Public Offering
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares at a purchase price of $10.00 per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments (See Note
6
).

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
 Class A common stock at a price of $
10.00
per stock in a private placement for an aggregate purchase price of $
11,000,000
. In connection with the underwriters’ partial exercise of their over- allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $326,880. The total proceeds from the sale of Private Placement Shares is $11,326,880. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.
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
Preferred Stoc
k
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

Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 including the fair value hierarchy of the valuation input
s
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

KHOSLA VENTURES ACQUISITION CO. II

Date: September 10, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer