Form 10-Q
period 2021-06-30
Khosla Ventures Acquisition Co. II
filed 2021-09-10
CIK 1846069

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

KHOSLA VENTURES ACQUISITION CO. II

Quarterly Report on Form 10-Q

PART I.—FINANCIAL INFORMATION

Item 1.—Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Khosla Ventures Acquisition Co. II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Khosla Ventures Acquisition Co. II (the “Company”) as of June 30, 2021, the related statement of operations, changes in common stock subject to possible redemption and stockholders’ deficit and cash flows for the period from January 29, 2021 (inception) through June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021, and the results of its operations and its cash flows for the period from January 29, 2021 (inception) through June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes 1 and 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

McLean, Virginia

September 9, 2021

KHOSLA VENTURES ACQUISITION CO. II

BALANCE SHEET

AS OF JUNE 30, 2021

(Audited)

ASSETS
Cash and cash equivalents	$978,280
Prepaid expenses	653,392

Total current assets	1,631,672
Marketable securities held in Trust Account	416,350,445
Other assets	476,172

Total assets	$418,458,289

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$64,569
Franchise tax payable	100,000
Advances from related party	5,300

Total current liabilities	169,869
Deferred underwriting fees payable	14,572,044
Class K Founder Shares derivative liability	16,550,000

Total liabilities	31,291,913

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 41,634,412 shares at $10.00 redemption value	416,344,120
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,132,688 issued and outstanding (excluding 41,634,412 shares subject to possible redemption)	113
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(29,178,357)

Total stockholders’ deficit	(29,177,744)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$418,458,289

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. II

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Inception-to-Date June 30,
	2021	2021
	(UNAUDITED)	(AUDITED)
Formation costs	$—	$25,000
General and administrative expenses	267,856	283,967
Franchise tax expense	50,000	100,000

Loss from operations	(317,856)	(408,967)
Financing expenses on derivative classified instrument	—	(36,537,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	6,327	6,327
Change in fair value of derivative liabilities	(2,950,000)	20,000,000

Loss before income tax expense	(3,261,529)	(16,940,140)
Net Loss	$(3,261,529)	$(16,940,140)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	41,634,412	26,526,318
Basic and diluted net loss per share, Class A common stock subject to possible redemption	$(0.06)	$(0.51)
Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,132,688	721,974
Basic and diluted net loss per share, Class A non-redeemable common stock	$(0.12)	$(0.60)
Weighted average shares outstanding Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000
Basic and diluted net loss per common stock, Class B	$(0.12)	$(0.60)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. II

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND

STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock Subject to Possible Redemption		Common Stock
	Class A		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $23,576,984 issuance costs	41,634,412	392,767,136	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,132,688	113	—	—	11,326,767	—	11,326,880
Accretion of Class A Common Stock to redemption value	—	23,576,984	—	—	—	—	(11,338,767)	(12,238,217)	(23,576,984)
Net loss	—	—	—	—	—	—	—	(13,678,611)	(13,678,611)

Balance as of March 31, 2021 (unaudited)	41,634,412	$416,344,120	1,132,688	$113	5,000,000	$500	$—	$(25,916,828)	$(25,916,215)
Net loss	—	—	—	—	—	—	—	(3,261,529)	(3,261,529)

Balance as of June 30, 2021 (audited)	41,634,412	$416,344,120	1,132,688	$113	5,000,000	$500	$—	$(29,178,357)	$(29,177,744)

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. II

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Audited)

Cash Flows from Operating Activities:
Net loss	$(16,940,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	36,537,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(6,327)
Change in fair value of derivative liabilities	(20,000,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,129,564)
Accounts payable and accrued expenses	164,569

Net cash used in operating activities	(1,373,962)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(416,344,118)

Net cash used in investing activities	(416,344,118)

Cash Flows from Financing Activities:
Sponsor contribution for class B and K common stock	25,000
Advances from related party	5,300
Proceeds from sale of Public Shares, net of transaction costs paid	407,339,180
Proceeds from sale of Private Placement Shares	11,326,880

Net cash provided by financing activities	418,696,360

Net increase in cash	978,280
Cash—beginning of period	—

Cash—end of period	$978,280

Supplemental disclosure of noncash investing and financing activities:
Accretion of Class A Common Stock to redemption value	$23,576,984
Deferred underwriting fees payable	$14,572,044

The accompanying notes are an integral part of these financial statements.

KHOSLA VENTURES ACQUISITION CO. II

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June, 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through June 30, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering”) and expenses relating to the negotiation and consummation of its proposed initial Business Combination, in each case as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

On March 26, 2021, the Company consummated its Initial Public Offering of 40,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $400,000,000, which is described in Note 3. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 1,634,412 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 Public Shares in connection with its Initial Public Offering. The Underwriters designated March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.

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

Following the closing of the Initial Public Offering on March 26, 2021 and the close of underwriters exercise of their overallotment option on March 30, 2021, an amount of $416,334,120 ($10 per Public Share) of the proceeds from the Initial Public Offering, including $14,572,044 of the underwriters’ deferred discount was placed in a U.S.-based Trust Account at Goldman Sachs, maintained by Continental Stock Transfer & Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the Trust Account that may be released to the Company to pay its franchise and income taxes and expenses relating to the administration of the Trust Account, the proceeds from the Initial Public Offering and the Private Placements held in the Trust Account will not be released until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of its obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the Initial Public Offering (March 23, 2023) or 27 months (June 23, 2023), if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 23, 2023 (the “Combination Period”) or (ii) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of the Company’s public shares if it is unable to complete its business combination within the Combination Period, subject to applicable law.

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

The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Going Concern and Liquidity

As of June 30, 2021, the Company had $978,280 in its cash account, $416,350,445 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,461,803. As of June 30, 2021, $6,327 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor.

Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $3,000,000. The Company fully repaid the note to the Sponsor in April 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

The accompanying unaudited statement of operations and changes in common stock subject to possible redemption and stockholders’ deficit for the three-month period ended June 30, 2021 are presented in U.S. dollars in conformity with GAAP and pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management necessary for the fair presentation of the results of operations for the period presented. The interim results for the period ended June 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $978,280 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of June 30, 2021.

Marketable Securities Held in Trust Account

As of June 30, 2021, the assets held in the Trust Account were invested in Goldman Sachs funds.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.

Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of June 30, 2021, 41,634,412 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic 480-10-S99. Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in capital, or in the absence of additional paid-in capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through June 30, 2021, the Company recorded an accretion of $23,576,984, of which $11,338,767 was recorded in additional paid-in capital and $12,238,217 was recorded in accumulated deficit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820 approximates the carrying amounts represented in the balance sheet.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2: Observable inputs other than Level 1 inputs. Example of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

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

Offering Costs

Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $23,576,984 for the period from January 29, 2021 (inception) through June 30, 2021.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the deferred tax asset is de minimis.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

Class K common stock will convert into Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on the Company’s stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of the initial Business Combination and also upon specified strategic transactions. The Company has not considered the effect of the Class K common stock in the calculation of diluted loss per share since the conversion of Class K common stock into Class A common stock is contingent upon the occurrence of future events.

Class B shares and Private Placement Shares are included in the calculation of non-redeemable earnings per share.

The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. With respect to the accretion of the Class A common stock subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company has treated the accretion in the same manner as a dividend in the calculation of the net income/(loss) per common stock. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per common stock is as follows:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Net loss	$(3,261,529)	$(16,940,140)
Accretion of temporary equity to redemption value	$(2,498,065)	$(2,498,065)
Net loss including accretion of temporary equity to redemption value	$(5,759,594)	$(19,438,205)

	For the three months ended June 30, 2021			For the six months ended June 30, 2021
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss including accretion of temporary equity	(5,020,135)	(136,576)	(602,883)	(15,989,188)	(435,182)	(3,013,835)
Accretion of temporary equity to redemption value	2,498,065	0	0	2,498,065	0	0
Allocation of Net Income (loss)	(2,522,070)	(136,576)	(602,883)	(13,491,123)	(435,182)	(3,013,835)

Denominator
Weighted-average shares outstanding	41,634,412	1,132,688	5,000,000	26,526,318	721,974	5,000,000
Basic and diluted net income (loss) per share	$(0.06)	$(0.12)	$(0.12)	$(0.51)	$(0.60)	$(0.60)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 40,000,000 Public Shares at a purchase price of $10.00 per Public Share, excluding Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments (See Note 5).

Substantially concurrent with the closing of the Initial Public Offering, the Company completed the private sale of 1,100,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s sponsor, Khosla Ventures SPAC Sponsor II LLC, generating aggregate gross proceeds to the Company of $11,000,000. The underwriters exercised their option to purchase an additional 1,634,412 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 shares of Class A common stock in connection with its Initial Public Offering. Subsequent to the Initial Public Offering, an additional $16,344,118 was placed in the Trust Account, comprised of proceeds from the sale of additional Class A common stock pursuant to the exercise of the underwriters’ over-allotment option, which settled on March 30, 2021.

Note 4 — Related Party Transactions

Promissory Note – Related Parties

On February 8, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note at June 30, 2021 was $5,300.

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

Class B Common Stock

The Class B common stock will automatically convert into shares of Class A common stock on the first business day following the completion of our initial business combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate on an as-converted basis, 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B common stock plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination, (y) any shares of Class A common stock issuable upon conversion of the Class K Founder Shares and (z) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock will be entitled to vote on the appointment of directors.

Class K Founder Shares

The Class K Founder Shares will convert into shares of Class A common stock after the initial business combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial business combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial business combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K Founder Shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B common stock and Class K Founder Shares) will equal, in the aggregate on an as-converted basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B common stock and Class K Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial business combination and (y) any Private Placement Shares. Prior to our initial business combination, only holders of shares of our Class B common stock were entitled to vote on the appointment of directors.

The Company accounts for the Class K Founder Shares as equity linked instruments. Based on the guidance in ASC Topic 815, certain adjustments to the settlement amount of the Class K Founder Shares are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC Topic 815-40. The Class K Founder Shares are recorded as liabilities as these shares are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

Working Capital Loan

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

Private Placement Shares

Simultaneously with the closing of the Initial Public Offering, the Sponsor has purchased 1,100,000 Class A common stock at a price of $10.00 per stock in a private placement for an aggregate purchase price of $11,000,000. In connection with the underwriters’ partial exercise of their over-allotment option that closed on March 30, 2021, the Company also consummated the sale of an additional 32,688 Private Placement Shares at $10.00 per Private Placement Share, generating total proceeds of $326,880. The total proceeds from the sale of Private Placement Shares is $11,326,880. The Private Placement Shares are identical to the shares of Class A common stock sold in this offering, subject to certain limited exceptions. The Private Placement Shares holders do not have the option to redeem their Class A shares and as a result, the proceeds received in connection with the Initial Public Offering are excluded from temporary equity. The par value of these shares and related additional paid in capital are classified as permanent equity in the Company’s financial statements.

The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the initial business combination.

Forward Purchase Agreement

The Company has entered into a forward-purchase agreement pursuant to which the Sponsor agreed to purchase an aggregate of up to 1,000,000 shares of our Class A common stock (the “forward-purchase shares”) for $10.00 per share, or an aggregate maximum amount of $10,000,000, in a private placement that would close simultaneously with the closing of the initial business combination. The proceeds from the sale of these forward-purchase shares, together with the amounts available to the Company from the Trust Account (after giving effect to any redemptions of public shares) and any other equity or debt financing obtained by the Company in connection with the business combination, will be used to satisfy the cash requirements of the business combination, including funding the purchase price and paying expenses and retaining specified amounts to be used by the post-business combination company for working capital or other purposes. To the extent that the amounts available from the Trust Account and other financing are sufficient for such cash requirements, the Khosla Entities may purchase less than 1,000,000 forward-purchase shares. The forward-purchase shares would be identical to the public shares being sold in this offering, except the forward-purchase shares would be subject to transfer restrictions and certain registration rights, as described herein. The Company performed an assessment in accordance with ASC Topic 480 and ASC Topic 815, to conclude whether the forward-purchase shares constitute a liability and a derivative such that it will be fair valued separately from the Company’s common stock. The Company concludes that the forward-purchase shares should be equity-classified and its embedded features should not be bifurcated.

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

Note 6 — Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 1,132,688 shares of Class A common stock issued and outstanding, excluding 41,634,412 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. As of June 30, 2021, 5,000,000 Class B common stock were issued and outstanding.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

Note 7 — Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021, including the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$416,350,445
Liabilities:
Derivative liability – Class K Founder Shares	3	$16,550,000

Class K Founder common stock

Class K common stock was accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying June 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K common stock liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K common stock. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The key inputs into the Monte-Carlo simulation model for Class K common stock were as follows as of the issuance date and as of June 30, 2021:

Input	January 29, 2021 (Inception)	June 30, 2021
Risk-free interest rate	1.16%	1.48%
Term to business combination	0.9 years	0.5 years
Expected volatility	21.0%	15.0%
Stock Price	$10.00	$9.94

The following table presents a summary of the changes in the fair value of the Class K Founder Shares liability, a Level 3 liability, measured on a recurring basis, as of June 30, 2021:

Class K Founder Shares Derivative Liability

Fair value, January 29, 2021 (inception)	$36,550,000
Change in fair value of Class K Founder Shares liability	(22,950,000)

Fair value, March 31, 2021 (unaudited)	13,600,000
Change in fair value of Class K Founder Shares liability	2,950,000

Fair value, June 30, 2021 (audited)	$16,550,000

There were no transfers to and from Levels 1, 2, and 3 during the three months ended June 30, 2021, and the period from January 29, 2021 (inception) through June 30, 2021.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than the following.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Khosla Ventures Acquisition Co. II. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Khosla Ventures SPAC Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $978,280 in its cash account, $416,350,445 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $1,461,803. As of June 30, 2021, $6,327 of the amount on deposit in the Trust Account represented interest income, which is available for working capital needs.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor, and a $300,000 promissory note payable to the Sponsor.

Subsequent to the consummation of the Initial Public Offering, the Company received the net proceeds not held in the Trust Account of approximately $3,000,000. The Company fully repaid the note to the Sponsor in April 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of June 30, 2021, the Company has no borrowings under the Working Capital Loans.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 29, 2021 (inception) through June 30, 2021, we had a loss from operations of $408,967, which consisted of $25,000 in formation costs, $283,967 in general administrative expenses, and $100,000 in franchise tax expenses. We also incurred $36,537,500 in financing expenses on derivative classified instruments, and an unrealized gain on the fair value of derivative liabilities of $20,000,000, offset by interest income and unrealized gain on marketable securities held in the Trust Account of $6,327, resulting in an overall net loss of $16,940,140 for the period from January 29, 2021 (inception) through June 30, 2021.

For the three months ended June 30, 2021, we had a net loss from operations of $317,856, $267,856 in general administrative expenses, and $50,000 in franchise tax expenses. We also had an unrealized loss on the change in fair value of derivative liabilities of $2,950,000 and interest income and unrealized gain on marketable securities held in the Trust Account of $6,327, resulting in an overall net loss of $3,261,529 for the three months ended June 30, 2021.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Class K Founder Common Stock

Class K common stock was accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying June 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K common stock liability, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K common stock. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.

The inputs used as of June 30, 2021 was as follow: risk free rate of 1.48%; term in years 0.5 years; expected volatility 15% and the stock price was $9.94.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting related to the inaccurate accounting. Management identified errors in its historical financial statements related to the accounting for the Class A common stock and the Class K Founder Shares. Because the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control, the Company should have classified all of these redeemable shares in temporary equity and remeasured these redeemable shares to their redemption value (i.e., $10.00 per share) as of the end of the first reporting period after the date of the Company’s Initial Public Offering. Management also concluded that it incorrectly accounted for the Class K Founder Shares as permanent equity versus a derivative liability. To address these material weaknesses, management has devoted, and plans to continue to devote, significant effort and resources to the remediation and improvement of its internal control over financial reporting and to provide processes and controls over the internal communications within the Company, financial advisors and independent registered public accounting firm. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. We plan to include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. Other than this issue, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Description of Exhibit

31.1	*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	***	Inline XBRL Instance Document

101.CAL	***	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	***	Inline XBRL Taxonomy Extension Schema Document

101.DEF	***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	***	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.
***	To be filed by amendment.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 30, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. II

Date: September 9, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer