Form 10-Q/A
period 2021-06-30
Khosla Ventures Acquisition Co. II
filed 2021-09-10
CIK 1846069

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

EXPLANATORY NOTE
Khosla Ventures Acquisition Co. II is filing this Amendment No. 2 on Form

10-Q/A

to its Quarterly Report on Form

10-Q

for the period ended June 30, 2021, originally filed with the U.S. Securities and Exchange Commission on September 9, 2021, for the sole purpose of filing the required XBRL reporting and correcting the date on the audit report to September 9, 2021.

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
9
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