Form 10-Q
period 2021-09-30
Khosla Ventures Acquisition Co. II
filed 2021-11-03
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Khosla Ventures Acquisition Co. II
(Exact name of registrant as specified in its charter)

Delaware	001-40246	86-1776836
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2128 Sand Hill Road Menlo Park, California	94025
(Address of Principal Executive Offices)	(Zip Code)
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
As of November 3, 2021,
 42,767,100 shares of Class A common stock, par value $0.0001 per share, 5,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of Class K common stock, par value $0.0001 per share were issued and outstanding, respectively.

KHOSLA VENTURES ACQUISITION CO. II
Quarterly Report on Form
10-Q

PART 1 — FINANCIAL INFORMATION
Item 1 — Financial Statements
KHOSLA VENTURES ACQUISITION CO. II
CONDENSED BALANCE SHEET
AS OF SEPTEMBER 30, 2021
(Unaudited)

ASSETS
Cash and cash equivalents	$572,360
Prepaid expenses	653,393

Total current assets	1,225,753
Marketable securities held in Trust Account	416,354,760
Other assets	311,479

Total assets	$417,891,992

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$112,528
Franchise tax payable	150,000
Accrued expenses	1,582,370
Advances from related party	300

Total current liabilities	1,845,198
Deferred underwriting fees payable	14,572,044
Class K Founder Shares derivative liabilities	10,300,000

Total liabilities	26,717,242

Commitments and Contingencies (Note 5)
Class A common stock subject to possible redemption, 41,634,412 shares at $10.00 redemption value	416,354,760
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,132,688 issued and outstanding (excluding 41,634,412 shares subject to possible redemption)	113
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(25,180,623)

Total stockholders’ deficit	(25,180,010)

Total Liabilities, Common Stock subject to Possible Redemption, and Stockholders’ Deficit	$417,891,992

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Inception-to- date September 30, 2021
Formation costs	$—	$25,000
General and administrative expenses	2,195,939	2,479,906
Franchise tax expense	50,000	150,000

Loss from operations	(2,245,939)	(2,654,906)
Financing expenses on derivative classified instrument	—	(36,537,500)
Gain on marketable securities (net), dividends and interest, held in Trust Account	4,313	10,640
Change in fair value of derivative liabilities	6,250,000	26,250,000

Income (loss) before income tax expense	4,008,374	(12,931,766)

Net Income (loss)	$4,008,374	$(12,931,766)

Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	41,634,412	32,222,812

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.08	$(0.34)

Weighted average shares outstanding of Class A non-redeemable common stock, basic and diluted	1,132,688	876,833

Basic and diluted net income (loss) per share, Class A non-redeemable common stock	$0.08	$(0.34)

Weighted average shares outstanding of Class B non-redeemable common stock, basic and diluted	5,000,000	5,000,000

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.08	$(0.34)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock Subject to Possible Redemption		Common Stock

	Class A		Class A		Class B

							Additional		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In	Accumulated	Stockholders’
							Capital	Deficit	Deficit

Balance as of January 29, 2021 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	—	—	—	—	5,000,000	500	12,000	—	12,500
Sale of Public Shares, net of $23,576,984 issuance costs	41,634,412	392,767,136	—	—	—	—	—	—	—
Sale of Private Placement Shares	—	—	1,132,688	113	—	—	11,326,767	—	11,326,880
Accretion of Class A Common Stock to redemption value	—	23,576,984	—	—	—	—	(11,338,767)	(12,238,217)	(23,576,984)
Net loss	—	—	—	—		—	—	(13,678,611)	(13,678,611)

Balance as of March 31, 2021 (unaudited)	41,634,412	$416,344,120	1,132,688	$113	5,000,000	$500	$—	$(25,916,828)	$(25,916,215)
Net loss	—	—	—	—	—	—	—	(3,261,529)	(3,261,529)

Balance as of June 30, 2021 (audited)	41,634,412	$416,344,120	1,132,688	$113	5,000,000	$500	$—	(29,178,357)	$(29,177,744)
Accretion of Class A Common Stock to redemption value	—	10,640	—	—	—	—	—	(10,640)	(10,640)
Net income	—	—	—	—	—	—	—	4,008,374	4,008,374

Balance as of September 30, 2021 (unaudited)	41,634,412	$416,354,760	1,132,688	$113	5,000,000	$500	$—	$(25,180,623)	$(25,180,010)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 29, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(12,931,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Financing expenses on derivative classified instrument	36,537,500
Gain on marketable securities (net), dividends and interest, held in Trust Account	(10,640)
Change in fair value of derivative liabilities	(26,250,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(964,872)
Accounts payable and accrued expenses	1,844,898

Net cash used in operating activities	(1,774,880)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(416,344,120)

Net cash used in investing activities	(416,344,120)

Cash Flows from Financing Activities:
Sponsor contribution for class B and K common stock	25,000
Advances from related party	300
Proceeds from sale of Public Shares, net of transaction costs paid	407,339,180
Proceeds from sale of Private Placement Shares	11,326,880

Net cash provided by financing activities	418,691,360

Net increase in cash	572,360
Cash - beginning of period	—

Cash - end of period	$572,360

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fees payable	$14,572,044

The accompanying notes are an integral part of these unaudited condensed financial statements.

KHOSLA VENTURES ACQUISITION CO. II
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 29, 2021 (inception) through September 30, 2021 relates to the Company’s formation and Initial Public Offering (the “Initial Public Offering”) and expenses relating to the negotiation and consummation of its proposed initial Business Combination, in each case as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”). The Company’s ability to commence operations is contingent upon obtaining adequate financial resources. On March 26, 2021, the Company consummated its Initial Public Offering of 40,000,000 shares of Class A common stock of the Company, par value $0.0001 per share (each, a “Public Share”), excluding additional Public Shares sold pursuant to the partial exercise of the underwriters’ option to purchase additional Public Shares to cover over-allotments. The Public Shares were sold at a price of $10.00 per Public Share, generating gross proceeds to the Company of $400,000,000. On March 26, 2021, the Company’s underwriters exercised in part their option to purchase additional Public Shares in connection with its Initial Public Offering. The underwriters exercised their option to purchase an additional 1,634,412 Public Shares from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 Public Shares in connection with its Initial Public Offering. The Underwriters designated March 30, 2021 as the settlement date for such additional Public Shares pursuant to the Underwriting Agreement.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post- transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.00 per Public Share sold in the Initial Public Offering, including the proceeds from the sale of the private placement shares and the sale of forward purchase shares, will be held in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company will provide its holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated certificate of incorporation, which was adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The holders of the Founder Shares (the “initial stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern and Liquidity
As of September 30, 2021, the Company had $572,360 in its cash account, $416,354,760 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $619,445.
As of September 30, 2021
, $10,640
of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.

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
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial statements, operating results and cash flows for the period presented.
The interim results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $572,360 in cash and no cash equivalents, outside of the funds held in the Trust Account, as of September 30, 2021.
Marketable Securities Held in Trust Account
As of September 30, 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a mat
u
rity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets.

Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480.
Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature contains certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are classified as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. Accordingly, as of September 30, 2021, 41,634,412 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
The Class A common stock subject to possible redemption are subject to the subsequent measurement guidance in ASC Topic
480-10-S99.
Under such guidance, the Company must subsequently measure the shares to their redemption amount because, as a result of the allocation of net proceeds to transaction costs, the initial carrying amount of the common stock is less than $10.00 per share. In accordance with the guidance, the Company has elected to measure the common stock subject to possible redemption to their redemption amount (i.e., $10.00 per share) immediately as if the end of the first reporting period after the Initial Public Offering, March 26, 2021, was the redemption date. Such changes are reflected in additional paid-in
capital, or in the absence of additional
paid-in
capital, in accumulated deficit. From the period beginning January 29, 2021 (inception) through September 30, 2021, the Company recorded an accretion of $23,587,624, of which $11,338,767 was recorded in additional paid-in
capital and $12,248,857 was recorded in accumulated deficit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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
Offering Costs
Offering costs consist of legal, accounting, and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering and were charged to temporary equity upon completion of the Initial Public Offering. Offering costs were $23,576,984 for the period from January 29, 2021 (inception) through September 30, 2021.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the deferred tax asset is de minimis.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
the Company has treated the accretion in the same manner as a dividend, to the extent the redemption value exceeds the fair value, in the calculation of the net income/(loss) per common stock. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic loss per share for the period presented.

A reconciliation of net loss per common stock is as follows:

	For the three months ended September 30, 2021 (Unaudited)	Inception to date September 30, 2021 (Unaudited)
Net Income (loss)	$4,008,374	$(12,931,766)
Accretion of temporary equity to redemption value	—	—

Net loss including accretion of temporary equity to redemption value	$4,008,374	$(12,931,766)

	For the three months ended September 30, 2021			Inception to date September 30, 2021
	(Unaudited)			(Unaudited)
	Class A-t	Class A-p	Class B	Class A-t	Class A-p	Class B
Basic and diluted net income (loss) per share
Numerator
Allocation of net loss Including accretion of temporary equity	$3,493,750	$95,049	$419,575	$(10,937,054)	$(297,614)	$(1,697,098)
Accretion of temporary equity to redemption value	—	—	—	—	—	—

Allocation of net income (loss)	$3,493,750	$95,049	$419,575	$(10,937,054)	$(297,614)	$(1,697,098)

Denominator
Weighted average shares outstanding, basic and diluted	41,634,412	1,132,688	5,000,000	32,222,812	876,833	5,000,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$0.08	$(0.34)	$(0.34)	$(0.34)
The June 30, 2021 Form 10-Q statement of operations and Note 2, Summary of Significant Accounting Policies, Net Loss per Share Common Stock, included an immaterial misstatement related to the numerator in the earnings (loss) per share calculation for the three months ended June 30, 2021 and for the period from January 29, 2021 (inception) through June 30, 2021 for all three classes of common stock. The numerator incorrectly included accretion of temporary equity to redemption value of
 $2,498,065 instead of $0
for each of these periods.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the three months ended June 30, 2021 should have been ($0.07) per share compared to ($0.06) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.07) per share compared to ($0.12) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.07) per share compared to ($0.12) per share disclosed.
Basic and diluted net loss per share for the Class A common stock subject to possible redemption for the period from January 29, 2021 (inception) through June 30, 2021 should have been ($0.53) per share compared to ($0.51) per share disclosed; basic and diluted net loss per share for the Class A non-redeemable common stock should have been ($0.53) per share compared to ($0.60) per share disclosed; and basic and diluted net loss per share for the Class B common stock should have been ($0.53) per share compared to ($0.60) per share disclosed.
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
Substantially concurrent with the closing of the Initial Public Offering, the Company completed the private sale of 1,100,000 shares of Class A common stock of the Company, par value $0.0001 per share (the “Private Placement Shares”) at a purchase price of $10.00 per Private Placement Shares, to the Company’s sponsor, Khosla Ventures SPAC Sponsor II LLC, generating aggregate gross proceeds to the Company of $11,000,000. The underwriters exercised their option to purchase an additional 1,634,412 shares of Class A common stock from the Company at a price of $10.00 per share less the underwriting discount. In total, the Company sold 41,634,412 shares of Class A common stock in connection with its Initial Public Offering. Subsequent to the Initial Public Offering, an additional $16,344,120 was placed in the Trust Account, comprised of proceeds from the sale of 1,634,412 additional Class A common stock at $10.00 per share pursuant to the exercise of the underwriters’ over-allotment option, which settled on March 30, 2021.
Note 4 — Related Party Transactions
Promissory Note – Related Parties
On February 8, 2021, the Company issued a promissory note (the “Promissory Note”) to the Sponsor and an affiliate of the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) December 31, 2021 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note at September 30, 2021 was $300.

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
Class B Common Stock
The Class B common stock will automatically convert into shares of Class A common stock on the first business day following the completion of our initial Business Combination, at a ratio such that the number of shares of Class A common stock issuable upon conversion of all Class B common stock will equal, in the aggregate on an as-converted
basis, 15% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B common stock plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination, (y) any shares of Class A common stock issuable upon conversion of the Class K Founder Shares and (z) any Private Placement Shares. Prior to our initial Business Combination, only holders of shares of our Class B common stock will be entitled to vote on the appointment of directors.
Class K Founder Shares
The Class K Founder Shares will convert into shares of Class A common stock after the initial Business Combination only to the extent certain triggering events occur prior to the 10th anniversary of the initial Business Combination, including three equal triggering events based on our stock trading at $20.00, $25.00 and $30.00 per share following the first anniversary of the closing of our initial Business Combination and also upon specified strategic transactions, in each case, as described in this prospectus. The Class K Founder Shares will be convertible into shares of Class A common stock at a ratio such that the number of shares of Class A common stock issuable upon conversion of all founder shares (including both Class B common stock and Class K Founder Shares) will equal, in the aggregate on an as-converted
basis, 30% of the sum of (i) the total number of all shares of Class A common stock issued and outstanding upon completion of this offering (including any over-allotment shares if the underwriters exercise their overallotment option), plus (ii) the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion of the Class B common stock and Class K Founder Shares plus (iii) unless waived, the total number of shares of Class A common stock issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding (x) any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, deemed issued, or to be issued, to any seller in the initial Business Combination and (y) any Private Placement Shares. Prior to our initial Business Combination, only holders of shares of our Class B common stock were entitled to vote on the appointment of directors.
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

Note 6 — Stockholders’ Deficit
Preferred Stock — The Company is authorized to issue 1,000,000 preferred stock, par value $0.0001 per share. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 200,000,000 Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 1,132,688 shares of Class A common stock issued and outstanding, excluding 41,634,412 shares of Class A common stock subject to possible redemption.
Class B Common Stock — The Company is authorized to issue 30,000,000 Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, 5,000,000 Class B common stock were issued and outstanding.
Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Except as described below, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.
Note 7 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, including the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$416,354,760
Liabilities:
Derivative liability – Class K Founder Shares	3	$10,300,000
Class K Founder Shares Derivative Liabilities
Class K Founder Shares is accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying September 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The key inputs into the Monte-Carlo simulation model for Class K Founder Shares derivative liabilities were as follows as of the issuance date and as of September 30, 2021:

Input	January 29, 2021 (Inception)	September 30, 2021
Risk-free interest rate	1.16%	1.53%
Term to business combination	0.9 Years	0.3 Years
Expected volatility	21.00%	12.50%
Stock price	$10.00	$10.18
Dividend yield	0.00%	0.00%

The following table presents a summary of the changes in the fair value of the Class K Founder Shares derivative liabilities, a Level 3 liability, measured on a recurring basis, as of September 30, 2021:

Class K Founder Shares Derivative Liabilities
Initial measurement on January 29, 2021	$36,550,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(22,950,000)

Fair Value, March 31, 2021 (unaudited)	$13,600,000
Change in fair value of Class K Founder Shares Derivative Liabilities	2,950,000

Fair Value, June 30, 2021 (audited)	$16,550,000
Change in fair value of Class K Founder Shares Derivative Liabilities	(6,250,000)

Fair Value, September 30, 2021 (unaudited)	$10,300,000

There were no transfers to and from Levels 1, 2, and 3 during the three months ended September 30, 2021, and the period from January 29, 2021 (inception) through September 30, 2021.
Note 8 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
On October 1, 2021, Khosla Ventures Acquisition Co. II (“KVSB”) entered into an amendment (the “Amendment”) to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 6, 2021, among KVSB, Nextdoor, Inc., a Delaware corporation (“Nextdoor”) and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of KVSB. Pursuant to the Amendment, in addition to KVSB stockholder approval of the amendment and restatement of the certificate of incorporation of KVSB (the “Proposed Charter”) pursuant to the governing documents of KVSB and applicable law, the parties agreed to a mutual closing condition that the Proposed Charter will have been approved at the Acquiror Stockholders’ Meeting by the affirmative vote of the holders of a majority of the shares of KVSB’s Class A common stock, par value $0.0001 per share (“KVSB Class A Common Stock”), then outstanding and entitled to vote thereon at the Acquiror Stockholders’ Meeting, voting separately as a single series. The Amendment provides that such condition may not be waived by the parties. The form of Proposed Charter is attached as Annex C to the registration statement on
Form S-4 that
KVSB filed with the SEC on July 20, 2021. The transaction is expected to close on November 5, 2021.

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
On July 6, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nextdoor, Inc., a Delaware corporation (“Nextdoor”), and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of KVSB (“Merger Sub”). We have incurred minimal transaction expenses for the period from January 29, 2021 (inception) through September 30, 2021 in connection with the negotiation and consummation of the transactions contemplated by the Merger Agreement. On October 1, 2021, Khosla Ventures Acquisition Co. II (“KVSB”) entered into an amendment (the “Amendment”) to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 6, 2021, among KVSB, Nextdoor, Inc., a Delaware corporation (“Nextdoor”) and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of KVSB. Pursuant to the Amendment, in addition to KVSB stockholder approval of the amendment and restatement of the certificate of incorporation of KVSB (the “Proposed Charter”) pursuant to the governing documents of KVSB and applicable law, the parties agreed to a mutual closing condition that the Proposed Charter will have been approved at the Acquiror Stockholders’ Meeting by the affirmative vote of the holders of a majority of the shares of KVSB’s Class A common stock, par value $0.0001 per share (“KVSB Class A Common Stock”), then outstanding and entitled to vote thereon at the Acquiror Stockholders’ Meeting, voting separately as a single series. The Amendment provides that such condition may not be waived by the parties. The form of Proposed Charter is attached as Annex C to the registration statement on
Form S-4 that
KVSB filed with the SEC on July 20, 2021. The transaction is expected to close on November 5, 2021.
Liquidity and Capital Resources
As of September 30, 2021, the Company had $572,360 in its cash account, $416,354,760 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficiency of $619,445. As of September 30, 2021, $10,640 of the amount on deposit in the Trust Account represented interest income, which is available for payment of franchise taxes and expenses in connection with the liquidation of the Trust Account.
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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post-transaction company at $10.00 per share at the option of the lender. As of September 30, 2021, the Company has no borrowings under the Working Capital Loans.
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from January 29, 2021 (inception) through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from January 29, 2021 (inception) through September 30, 2021, we had a loss from operations of $2,654,906, which consisted of $25,000 in formation costs, $2,479,906 in general administrative expenses, and $150,000 in franchise tax expenses. We also incurred $36,537,500 in financing expenses on derivative classified instrument, offset the change in fair value of derivative liabilities of $26,250,000 and gains on marketable securities (net), dividends and interest, held in the Trust Account of $10,640, resulting in a net loss of $12,931,766 for the period from January 29, 2021 (inception) through September 30, 2021.
For the three months ended September 30, 2021, we had a loss from operations of $2,245,939, which consisted of $2,195,939 in general and administrative expenses, and $50,000 in franchise tax expenses. The loss from operations was offset by a change in fair value of derivative liabilities of $6,250,000 and gains on marketable securities (net), dividends and interest, held in Trust Account of $4,313, resulting in net income of $4,008,374 for the three months ended September 30, 2021.

Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
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
Class K Founder Shares Derivative Liabilities
Class K Founder Shares was accounted for as a liability in accordance with ASC Topic 815 and presented as derivative liability on the accompanying September 30, 2021, balance sheet. The derivative liability was measured at fair value at inception and on a recurring basis, which changes in fair value presented within change in fair value of derivative liability in the statements of operations. In order to capture the market conditions associated with the Class K Founder Shares derivative liabilities, the Company applied an approach that incorporated a Monte Carlo simulation, which involved random iterations of future stock-price paths over the contractual life of the Class K Founder Shares. Based on assumptions regarding potential changes in control of the Company, and the probability distribution of outcomes, the payoff to the holder was determined based on the achievement of the various market thresholds within each simulated path. The present value of the payoff in each simulated trial is calculated, and the fair value of the liability is determined by taking the average of all present values.
The inputs used as of September 30, 2021 was as follow: risk free rate of 1.53%; term in years to business combination 0.3 years; expected volatility 12.5% and the stock price was $10.18.

Recent accounting standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021 the Company’s portfolio of investments held in the Trust Account are comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in the Trust Account in the accompanying statement of operations. The fair value for trading securities is determined using quoted market prices in active markets. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness described above had not yet been identified. We are in the process of implementing changes to our internal control over financial reporting to remediate such material weaknesses, as more fully described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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

Of the gross proceeds received from the Initial Public Offering, the partial exercise of the over-allotment option and the sale of the Private Placement Shares, $416,344,120 was placed in the Trust Account. We paid a total of $8,326,880 in underwriting discounts and commissions and $678,057 for other offering costs related to the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters agreed to defer $14,572,044 in underwriting fees.
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
On October 1, 2021, Khosla Ventures Acquisition Co. II (“KVSB”) entered into an amendment (the “Amendment”) to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated as of July 6, 2021, among KVSB, Nextdoor, Inc., a Delaware corporation (“Nextdoor”) and Lorelei Merger Sub Inc., a Delaware corporation and a direct wholly-owned subsidiary of KVSB. Pursuant to the Amendment, in addition to KVSB stockholder approval of the amendment and restatement of the certificate of incorporation of KVSB (the “Proposed Charter”) pursuant to the governing documents of KVSB and applicable law, the parties agreed to a mutual closing condition that the Proposed Charter will have been approved at the Acquiror Stockholders’ Meeting by the affirmative vote of the holders of a majority of the shares of KVSB’s Class A common stock, par value $0.0001 per share (“KVSB Class A Common Stock”), then outstanding and entitled to vote thereon at the Acquiror Stockholders’ Meeting, voting separately as a single series. The Amendment provides that such condition may not be waived by the parties. The form of Proposed Charter is attached as Annex C to the registration statement on
Form S-4 that
KVSB filed with the SEC on July 20, 2021. The transaction is expected to close on November 5, 2021.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data file (formatted as inline XBRL)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KHOSLA VENTURES ACQUISITION CO. II

Date: November 3, 2021	By:	/s/ Peter Buckland
	Name:	Peter Buckland
	Title:	Chief Financial Officer