Form 10-Q
period 2022-03-31
Nextdoor Holdings, Inc.
filed 2022-05-10
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number 001-40246

Nextdoor Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1776836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
420 Taylor Street
San Francisco, California 94102
(Address of Principal Executive Offices and Zip Code)
(415) 344-0333
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	KIND	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 6, 2022, there were 116,564,414 shares of the registrant’s Class A common stock outstanding and 269,859,556 shares of the registrant’s Class B common stock outstanding.

1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. All statements contained in this Quarterly Report, other than statements of historical fact, including statements regarding our or our management team’s expectations, hopes, beliefs, intentions, strategies, future operating results and financial position, potential growth or growth prospects, are forward-looking statements. Words such as “believes,” “may,” “will,” “estimates,” “potential,” “continues,” “anticipates,” “intends,” “expects,” “could,” “would,” “projects,” “plans,” “targets,” and variations of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

•our ability to maintain the listing of our Class A common stock on the New York Stock Exchange;

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

•the effect of COVID-19 on the foregoing; and

•other factors detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. In addition, the forward-looking statements in this Quarterly Report are made as of the date of this filing, and we do not undertake, and expressly disclaim any duty, to update such statements for any reason after the date of this Quarterly Report or to conform statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report and the documents that we reference herein and have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance, and events and circumstances may be materially different from what we expect.

As used in this Quarterly Report, the terms “Nextdoor,” “we,” “us,” and “our” mean Nextdoor Holdings, Inc. and its subsidiaries unless the context indicates otherwise. The term “Business Combination” refers to the transactions contemplated by the that certain Agreement and Plan of Merger, dated as of July 6, 2021, by and among Khosla Ventures Acquisition Co. II, Nextdoor, Inc. and Lorelei Merger Sub Inc., as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 30, 2021, including (i) the merger contemplated by the Agreement and Plan of Merger, whereby Lorelei Merger Sub Inc. merged with and into Nextdoor, Inc., with Nextdoor, Inc. surviving the merger as a wholly-owned subsidiary of Khosla Ventures Acquisition Co. II, and (ii) the private placement pursuant to which investors collectively subscribed for 27,000,000 shares of our Class A common stock at $10.00 per share, for an aggregate purchase price of $270,000,000.

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:
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

•Health epidemics, including the COVID-19 pandemic, have had or could have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate. In addition, during the COVID-19 pandemic, we experienced an increase in neighbor growth and engagement and there is no guarantee that we will be able to maintain our neighbor growth and engagement as the COVID-19 pandemic subsides.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$207,968	$521,812
Marketable securities	503,899	193,999
Accounts receivable, net of allowance of $312 and $425 as of March 31, 2022 and December 31, 2021, respectively	22,051	29,673
Prepaid expenses and other current assets	11,760	16,259
Total current assets	745,678	761,743
Property and equipment, net	12,886	12,545
Operating lease right-of-use assets	57,735	59,422
Intangible assets, net	4,385	4,835
Goodwill	1,211	1,211
Other assets	304	330
Total assets	$822,199	$840,086
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,554	$6,163
Operating lease liabilities, current	7,286	7,131
Liability for unvested restricted stock	3,335	4,765
Accrued expenses and other current liabilities	20,631	15,444
Total current liabilities	34,806	33,503
Operating lease liabilities, non-current	59,727	61,598
Total liabilities	94,533	95,101
Commitments and contingencies (Note 9)
Stockholders' equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 79,007 and 78,954 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	8	8
Class B common stock, $0.0001 par value; 500,000 shares authorized, 307,228 and 304,701 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	31	30
Additional paid-in capital	1,242,955	1,225,815
Accumulated other comprehensive loss	(2,041)	(529)
Accumulated deficit	(513,287)	(480,339)
Total stockholders' equity	727,666	744,985
Total liabilities and stockholders' equity	$822,199	$840,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$51,000	$34,387
Costs and expenses:
Cost of revenue	9,055	6,337
Research and development	28,960	20,820
Sales and marketing	31,061	22,894
General and administrative	15,150	9,329
Total costs and expenses	84,226	59,380
Loss from operations	(33,226)	(24,993)
Interest income	491	40
Other expense, net	(185)	(148)
Loss before income taxes	(32,920)	(25,101)
Provision for income taxes	28	39
Net loss	$(32,948)	$(25,140)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.26)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	381,877	97,873
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(32,948)	$(25,140)
Other comprehensive income (loss):
Foreign currency translation adjustments	74	90
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,586)	3
Total other comprehensive income (loss)	(1,512)	93
Comprehensive loss	$(34,460)	$(25,047)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2021	—	$—	78,954	$8	304,701	$30	$1,225,815	$(529)		$(480,339)	$744,985
Release of restricted stock units	—	—	53	—	97	0	—	—		—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(695)	—		—	(695)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	2,259	1	4,144	—		—	4,145
Issuance of common stock in connection with acquisition	—	—	—	—	172	0	—	—		—	—
Vesting of early exercised stock options	—	—	—	—	—	—	118	—		—	118
Vesting of restricted stock	—	—	—	—	—	—	1,429	—		—	1,429
Stock-based compensation	—	—	—	—	—	—	12,144	—		—	12,144
Other comprehensive loss	—	—	—	—	—	—	—	(1,512)		—	(1,512)
Net loss	—	—	—	—	—	—	—	—		(32,948)	(32,948)
Balances as of March 31, 2022	—	$—	79,007	$8	307,228	$31	$1,242,955	$(2,041)		$(513,287)	$727,666

	Three Months Ended March 31, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2020	190,477	$447,166	—	$—	103,777	$10	$87,945	$(797)		$(385,014)	$(297,856)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	4,360	—	4,928	—		—	4,928
Cancellation of restricted stock and unvested common stock issued in connection with acquisition, net of common stock issued	—	—	—	—	—	—	—	—		—	—
Release of holdback stock in connection with acquisition	—	—	—	—	—	—	—	—		—	—
Vesting of early exercised stock options	—	—	—	—	—	—	88	—		—	88
Vesting of restricted stock	—	—	—	—	—	—	1,430	—		—	1,430
Stock-based compensation	—	—	—	—	—	—	7,212	—		—	7,212
Other comprehensive income	—	—	—	—	—	—	—	93		—	93
Net loss	—	—	—	—	—	—	—	—		(25,140)	(25,140)
Balances as of March 31, 2021	190,477	$447,166	—	$—	108,137	$10	$101,603	$(704)	$—	$(410,154)	$(309,245)
(1) The shares of the Company’s common and redeemable convertible preferred stock prior to the Reverse Recapitalization (as defined in Note 1) have been retroactively restated to reflect the exchange ratio of 3.1057 established in the Merger Agreement as described in Note 3.
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(32,948)	$(25,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,330	1,083
Stock-based compensation	12,144	7,212
Bad debt expense	(221)	(97)
Other	(582)	125
Changes in operating assets and liabilities:
Accounts receivable, net	7,843	5,092
Prepaid expenses and other current assets	4,499	3
Operating lease right-of-use assets	1,687	1,641
Other assets	26	389
Accounts payable	(3,143)	321
Operating lease liabilities	(1,716)	(863)
Accrued expenses and other current liabilities	5,568	1,484
Net cash used in operating activities	(5,513)	(8,750)
Cash flows from investing activities:
Purchases of property and equipment	(637)	(1,894)
Purchases of marketable securities	(318,245)	(4,395)
Maturities of marketable securities	7,342	15,245
Net cash provided by (used in) investing activities	(311,540)	8,956
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	4,145	4,928
Payment of transaction costs related to the Reverse Recapitalization	(314)	—
Tax withholdings on release of restricted stock units	(695)	—
Net cash provided by financing activities	3,136	4,928
Effect of exchange rate changes on cash and cash equivalents	73	90
Net increase (decrease) in cash and cash equivalents	(313,844)	5,224
Cash and cash equivalents at beginning of period	521,812	84,743
Cash and cash equivalents at end of period	$207,968	$89,967
Supplemental cash flow disclosures:
Cash paid for taxes, net	$—	$135
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$1,547	$1,518
Lease liabilities arising from obtaining right-of-use assets	$—	$34,971
Purchases of property and equipment not yet settled	$584	$1,589
The accompanying notes are an integral part of these condensed consolidated financial statements.

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
See Note 3 - Reverse Recapitalization for further details.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31.
The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the U.S Securities and Exchange Commission (“SEC”). As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, valuation of financial instruments, valuation of common stock through the date of the Reverse Recapitalization, valuation of stock-based awards, revenue recognition, collectability of accounts receivable, valuation of acquired intangible assets and goodwill, useful lives of intangible assets, useful lives of property and equipment, the incremental borrowing rate applied in lease accounting, income taxes and deferred income tax assets and associated valuation allowances. The Company bases these estimates and assumptions on historical experience and various other assumptions that it considers reasonable. The actual results could differ materially from these estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in our Annual Report as of and for the year ended December 31, 2021 that have had a material impact on the Company’s condensed consolidated financial statements and related notes, except as noted below.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the time of purchase. Cash and cash equivalents include demand deposits, money market accounts, corporate bonds, and commercial paper. Interest is accrued as earned. Cash and cash equivalents are recorded at cost, which approximates fair value.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes – Topic 740 – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principals in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2022, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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

In connection with the Reverse Recapitalization, the Company raised $628.5 million of proceeds which included the contribution of $416.4 million of funds held in KVSB’s trust account, $0.2 million of cash held in KVSB’s operating cash account, and $270.0 million of proceeds from the PIPE Investment, net of $12.2 million paid to redeem 1,222,040 public shares of KVSB’s Class A common stock and $45.9 million in transaction costs incurred by KVSB. Legacy Nextdoor incurred $5.7 million of transaction costs, which consisted of direct incremental legal, accounting, consulting, and other fees which were recorded as deferred transaction costs and upon completion of the Reverse Recapitalization were reclassified to additional paid-in capital as a reduction of the net proceeds received.
The shares and corresponding capital amounts and all per share data related to Legacy Nextdoor’s outstanding redeemable convertible preferred stock, common stock, and stock-based awards prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.
Note 4. Acquisitions
Pixel Labs, Inc. Business Combination
On August 22, 2019, the Company executed a merger agreement to acquire the assets and liabilities of Pixel Labs, Inc. (“Pixel Labs”). The acquisition closed on August 27, 2019. The purchase accounting was completed in 2019 and no measurement period adjustments were recorded. The aggregate purchase consideration of $7.6 million included a time-based cash and share holdback of $0.7 million and $0.2 million, respectively, to be paid at a future date. In November 2020 final settlement of the holdback was completed.
At closing, certain Pixel Labs stockholders had not completed administrative forms that were required for the Company’s common stock to be legally issued. During the three months ended March 31, 2022 an additional 171,635 shares were issued as a result of the administrative forms being completed. During the three months ended March 31, 2021 no shares were issued as a result of the administrative forms being completed.
Note 5. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of March 31, 2022 and December 31, 2021, deferred revenue was $3.4 million and $3.4 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each period was $2.9 million and $1.1 million, respectively.
Note 6. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of March 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$118,881	$—	$—	$118,881
Corporate bonds	16,387	1	(3)	16,385
Commercial paper	7,984	2	—	7,986
Marketable securities:
Corporate bonds	284,794	16	(1,320)	283,490
Commercial paper	140,379	13	(6)	140,386
U.S. Treasury securities	38,341	—	(203)	38,138
Asset-backed securities	23,082	—	(119)	22,963
Certificates of deposit	18,904	19	(1)	18,922
Total marketable securities	505,500	48	(1,649)	503,899
Total	$648,752	$51	$(1,652)	$647,151

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$474,294	$—	$—	$474,294
Marketable securities:
Commercial paper	83,728	—	—	83,728
Corporate bonds	78,353	24	(14)	78,363
U.S. Treasury securities	15,200	—	(12)	15,188
Asset-backed securities	16,735	—	(15)	16,720
Total marketable securities	194,016	24	(41)	193,999
Total	$668,310	$24	$(41)	$668,293
All marketable securities are designated as available-for-sale securities as of March 31, 2022 and December 31, 2021.
The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$430,204	$429,237
Due after one to four years	75,296	74,662
Total	$505,500	$503,899

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$137,077	$137,043
Due after one to four years	56,939	56,956
Total	$194,016	$193,999
Note 7. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of March 31, 2022 and December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of March 31, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$118,881	$—	$118,881
Corporate bonds	—	16,385	16,385
Commercial paper	—	7,986	7,986
Marketable securities:
Corporate bonds	—	283,490	283,490
Commercial paper	—	140,385	140,385
U.S. Treasury securities	—	38,138	38,138
Asset-backed securities	—	22,963	22,963
Certificates of deposit	—	18,923	18,923
Total marketable securities	—	503,899	503,899
Total cash equivalents and marketable securities	$118,881	$528,270	$647,151

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$474,294	$—	$474,294
Marketable securities:
Commercial paper	—	83,728	83,728
Corporate securities	—	78,363	78,363
U.S. Treasury securities	—	15,188	15,188
Asset-backed securities	—	16,720	16,720
Total marketable securities	—	193,999	193,999
Total cash equivalents and marketable securities	$474,294	$193,999	$668,293
The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the periods presented.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Note 8. Other Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2022	2021
Accrued compensation	$4,154	$3,375
Deferred revenue	3,386	3,388
Taxes payable	1,156	879
Liability for early exercise of unvested stock options	572	690
Other accrued expenses and current liabilities	11,363	7,112
Accrued expenses and other current liabilities	$20,631	$15,444
Note 9. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of March 31, 2022 and December 31, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three months ended March 31, 2022 and 2021, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of March 31, 2022 and December 31, 2021.
Note 10. Common Stock and Stockholders’ Equity (Deficit)
The shares and corresponding capital amounts and all per share data related to Legacy Nextdoor’s authorized and outstanding redeemable convertible preferred stock, common stock, and stock-based awards prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.

Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of March 31, 2022 and December 31, 2021, the Company had $0.6 million and $0.7 million recorded in accrued expenses and other current liabilities related to 348,884 and 421,594 unvested shares of common stock subject to repurchase, respectively.
Restricted Stock Subject to Repurchase
In 2018, an executive of the Company purchased 15,408,183 shares of restricted stock, subject to time-based service requirements, which vest over a forty-eight month period. The shares issued upon the purchase of restricted stock are considered to be legally issued and outstanding on the date of purchase and the executive has full voting rights. Upon termination of service, the Company may repurchase unvested shares acquired at a price equal to the price per share paid upon the exercise. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of March 31, 2022, the Company had $3.3 million recorded in deposits related to 2,247,025 unvested shares of common stock subject to repurchase. As of December 31, 2021, the Company had $4.8 million recorded in deposits related to 3,210,037 unvested shares of common stock subject to repurchase. For the three months ended March 31, 2022 and 2021, the Company recorded stock-based compensation expense of $1.1 million and $1.1 million, respectively, related to this restricted stock.
Equity Incentive Plans
2021 Equity Incentive Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2018 Equity Incentive Plan (“the 2018 Plan”), with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, and RSUs.

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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. As of March 31, 2022, no shares of Class A common stock have been purchased under the 2021 ESPP.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2022 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	58,278	$2.35	8.1	$322,799
Options granted	5,817	$6.05
Options exercised	(2,259)	$1.84
Options forfeited or expired	(1,925)	$2.95
Balances at March 31, 2022	59,911	$2.71	8.1	$199,094
Options vested and exercisable at March 31, 2022	24,870	$1.79	6.5	$104,361
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $3.28 per share and $3.70 per share during the three months ended March 31, 2022 and 2021, respectively.
The total number of shares vested during the three months ended March 31, 2022 and 2021 was 3,796,345 and 3,952,096, respectively. The weighted average grant-date fair value of options vested was $2.75 per share and $1.90 per share during the three months ended March 31, 2022 and 2021, respectively. The intrinsic value of the options exercised was $9.8 million and $5.5 million for the three months ended March 31, 2022 and 2021, respectively.
The Company did not issue any grants to non-employees during the three months ended March 31, 2022. The Company granted 19,640 options to non-employees during the three months ended March 31, 2021.

A summary of the Company’s RSU activity for the three months ended March 31, 2022 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,511	$8.74
RSUs granted	2,128	$5.58
RSUs vested	(259)	$7.76
RSUs forfeited	(90)	$8.55
Unvested at March 31, 2022	4,290	$7.23

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Three Months Ended March 31,
	2022	2021
Expected volatility	53.9% - 55.6%	53.8% -54.5%
Expected term (years)	6.1	6.4
Risk-free interest rate	2.5%	1.1%
Expected dividend yield	—	—
Fair value of common stock per share	$5.58 - $6.06	$4.92 - $5.28
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$455	$264
Research and development	6,635	3,394
Sales and marketing	1,996	1,277
General and administrative	3,058	2,277
Total	$12,144	$7,212
As of March 31, 2022, there was $144.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years.
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

	Three Months Ended March 31,
	2022		2021
	Class A	Class B	Common
Net loss attributable to common stockholders	$(6,814)	$(26,134)	$(25,140)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	78,980	302,897	97,873
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.26)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of March 31,
	2022	2021
Redeemable convertible preferred stock	—	190,477
Outstanding stock options	59,911	62,525
Unvested RSUs	4,290	—
Unvested early exercised stock options subject to repurchase	349	640
Unvested restricted stock	2,247	6,099
Shares issuable pursuant to the ESPP	2,390	—
Contingently issuable shares	9	205
Total	69,196	259,946

Note 12. Employee Benefit Plan
The Company has a 401(k) plan (“the Plan”) covering all eligible employees in the United States. The Company is allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the Plan and as approved by the Board of Directors. As of January 1, 2021, the Company began matching a portion of eligible participants’ 401(k) contributions. The Company’s match totaled $0.6 million and $0.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. No discretionary profit-sharing contributions have been made to date.
Note 13. Income Taxes
The Company’s provision for income taxes for interim periods was determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arose during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income (or loss), the mix of jurisdictions to which such income (or loss) relates, tax law developments and changes in how the Company does business, such as acquisitions, intercompany transactions, or the Company’s corporate structure.
The Company recorded an income tax expense for the three months ended March 31, 2022 and 2021 of less than $0.1 million and $0.1 million, respectively, both of which were primarily driven by foreign taxes.
Note 14. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$48,861	$32,685
International	2,139	1,702
Total	$51,000	$34,387

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information which our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and “Risk Factors” or in other parts of this Quarterly Report.
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of March 31, 2022, Nextdoor was in more than 290,000 neighborhoods around the world and in nearly 1 in 3 households in the United States.
Key business metrics for the three months ended March 31, 2022 are as follows:
•Weekly Active Users (“WAUs”) were 36.7 million, an increase of 33% compared to the three months ended March 31, 2021.
•Average revenue per weekly active user (“ARPU”) was $1.39, an increase of 12% compared to the three months ended March 31, 2021.
Financial Results as of and for the three months ended March 31, 2022 are as follows:
•Revenue was $51.0 million, an increase of 48% compared to the three months ended March 31, 2021.
•Total costs and expenses were $84.2 million, an increase of 42% compared to the three months ended March 31, 2021.
•Net loss increased 31% to $(32.9) million, compared to $(25.1) million for the three months ended March 31, 2021.
•Adjusted EBITDA loss increased 18% to $(19.9) million, compared to $(16.8) million for the three months ended March 31, 2021.
•Cash, cash equivalents, and marketable securities were $711.9 million.
See “Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), to Adjusted EBITDA.
Recent Developments
Closing of Transactions
On November 5, 2021, we consummated the Business Combination and the PIPE Investment (as described in the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report) (collectively, the “Reverse Recapitalization”). Reported results from operations included herein prior to the Reverse Recapitalization are those of Legacy Nextdoor. Each share of Legacy Nextdoor common stock that was issued and outstanding immediately prior to the Closing Date, after giving effect to the conversion of all issued and outstanding shares of Legacy Nextdoor preferred stock to Legacy Nextdoor common stock, was canceled and converted into a number of shares of Nextdoor Class B common stock equal to the exchange ratio of 3.1057 as calculated in accordance with the Merger Agreement (“Exchange Ratio”) multiplied by the number of shares of Legacy Nextdoor common stock.
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

Key Business Metrics
In addition to the measures presented in our unaudited condensed consolidated financial statements, we use the following key business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions:
Weekly Active Users (WAUs)
We define a WAU as a Nextdoor user who opens our application, logs on to our website, or engages with an email with monetizable content at least once during a defined 7-day period.1 We calculate average WAUs for a particular period by calculating the count of unique users, on a rolling basis for the past seven days, for each day of that period, and dividing that sum by the number of days in that period. We assess the health of our business by measuring WAUs because we believe that weekly usage best captures the cadence at which we expect a healthy user base to engage with, and derive the most utility from our platform, and by extension their neighborhood. We also present WAUs by geography because we are more advanced in engagement and monetization in the United States than internationally.
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
Our WAU for the three months ended March 31, 2022 and 2021 was 36.7 million and 27.6 million, respectively, which represents 33% growth period over period. As illustrated below, our international WAUs have generally grown at a faster rate than our U.S. WAUs, and we expect this international growth to continue to outpace U.S. growth in the near term.
Quarterly Average Weekly Active Users
(in millions)

Global
40.0
30.0
20.0
10.0
0.0
24.6
27.8
27.2
27.1
27.6
29.2
32.8
35.9
36.7
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

1 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis or on a cost per click (“CPC”) basis or, with respect to neighborhood sponsorships and local deals, on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended March 31, 2022 and 2021 was $1.39 and $1.25, respectively. Our ARPU reflects the seasonality of our advertising revenue, with the fourth quarter typically being the strongest quarter of each year.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$0.96
$0.99
$1.17
$1.48
$1.25
$1.57
$1.61
$1.65
$1.39
Q1'20
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22

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

Results of Operations
The results of operations presented below should be reviewed in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report. The following table sets forth our unaudited condensed consolidated results of operations for the periods presented.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$51,000	$34,387
Costs and expenses(1):
Cost of revenue	9,055	6,337
Research and development	28,960	20,820
Sales and marketing	31,061	22,894
General and administrative	15,150	9,329
Total costs and expenses	84,226	59,380
Loss from operations	(33,226)	(24,993)
Interest income	491	40
Other expense, net	(185)	(148)
Loss before income taxes	(32,920)	(25,101)
Provision for income taxes	28	39
Net loss	$(32,948)	$(25,140)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$455	$264
Research and development	6,635	3,394
Sales and marketing	1,996	1,277
General and administrative	3,058	2,277
Total	$12,144	$7,212
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended March 31,
(as a percentage of total revenue)	2022	2021
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	18
Research and development	57	61
Sales and marketing	61	67
General and administrative	30	27
Total costs and expenses	165	173
Loss from operations	(65)	(73)
Interest income	1	—
Other expense, net	—	—
Loss before income taxes	(65)	(73)
Provision for income taxes	—	—
Net loss	(65)%	(73)%
Note: Certain figures may not sum due to rounding.

Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenue	$51,000	$34,387	$16,613	48%
Revenue increased by $16.6 million, or 48%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increased advertiser demand across our product offerings, our growing sales team, and increased user engagement as measured by a 33% increase in Q1 WAUs. ARPU increased 12% primarily due to a 35% increase in the number of impressions delivered, which outpaced WAU growth during the period, and a 15% increase in the price per delivered impression.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Cost of revenue	$9,055	$6,337	$2,718	43%
Cost of revenue increased by $2.7 million, or 43%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to $1.5 million higher third-party hosting costs due to increased user growth and engagement, a $0.5 million increase in allocated personnel-related costs, and a $0.3 million increase in third-party costs associated with delivering and supporting our advertising products.
Research and development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Research and development	$28,960	$20,820	$8,140	39%
Research and development expenses increased by $8.1 million, or 39%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $6.3 million increase in personnel-related costs primarily driven by an increase in headcount, a $0.7 million increase in third-party software costs, and a $0.6 million increase in allocated overhead costs reflecting an increase in headcount.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Personnel-related and other	$17,344	$12,616	$4,728	37%
Brand and performance marketing	10,770	7,148	3,622	51%
Neighbor services	2,947	3,130	(183)	(6)%
Total sales and marketing	$31,061	$22,894	$8,167	36%
Sales and marketing expenses increased by $8.2 million, or 36%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $4.7 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $2.3 million increase in performance marketing costs to attract small and mid-sized customers, and a $1.2 million increase in performance marketing costs for user acquisition.
General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
General and administrative	$15,150	$9,329	$5,821	62%

General and administrative expenses increased by $5.8 million, or 62%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to a $2.0 million increase in personnel-related costs which was driven by an increase in headcount, a $1.7 million increase in professional fees primarily related to operating as a public company, and a $1.5 million increase in insurance expenses.
Interest income

	Three Months Ended March 31,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%
Interest income	$491	$40	$451	NM
Interest income increased by $0.5 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily driven by an increase in marketable securities and a slight improvement in interest rates.
Other expense, net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Other expense, net	$(185)	$(148)	$(37)	25%
Other expense, net decreased by $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands)	2022	2021	$	%
Provision for income taxes	$28	$39	$(11)	(28)%
Provision for income taxes decreased by less than $0.1 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily due to foreign income tax expenses.

Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Reverse Recapitalization, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $513.3 million as of March 31, 2022. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of March 31, 2022, we had $711.9 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from a future equity or debt financing. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, and the continuing market adoption of our platform, and our ability to obtain equity or debt financing.

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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(5,513)	$(8,750)
Net cash provided by (used in) investing activities	$(311,540)	$8,956
Net cash provided by financing activities	$3,136	$4,928
Operating activities
Cash used in operating activities during the three months ended March 31, 2022 was $5.5 million which resulted from a net loss of $(32.9) million, adjusted for non-cash charges of $12.7 million and net cash inflows of $14.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.1 million of stock-based compensation expense and $1.3 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $7.8 million decrease in accounts receivable, a $5.6 million increase in accrued expenses and other current liabilities, and a $4.5 million decrease in prepaid expenses and other current assets. These amounts were partially offset by a $3.1 million decrease in accounts payable.
Cash used in operating activities during the three months ended March 31, 2021 was $8.8 million which resulted from a net loss of $(25.1) million, adjusted for non-cash charges of $8.3 million and net cash inflows of $8.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $7.2 million of stock-based compensation expense and $1.1 million of depreciation and amortization expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.1 million decrease in accounts receivable, a $1.6 million decrease in operating lease right-of-use assets due to normal amortization, a $1.5 million increase in accrued expenses and other current liabilities, and a $0.3 million increase in accounts payable. These amounts were partially offset by a $0.9 million decrease in operating lease liabilities due to lease payments.
Investing activities
Cash used in investing activities for the three months ended March 31, 2022 was $311.5 million, which consisted of purchases of marketable securities of $318.2 million and the purchase of property and equipment of $0.6 million. This was offset by proceeds from maturities of marketable securities of $7.3 million.
Cash provided by investing activities for the three months ended March 31, 2021 was $9.0 million, which consisted of maturities of marketable securities of $15.2 million. This was offset by the purchases of marketable securities of $4.4 million and the purchase of property and equipment of $1.9 million related to our San Francisco headquarters.
Financing activities
Cash provided by financing activities for the three months ended March 31, 2022 was $3.1 million, which included $4.1 million of proceeds from the exercise of stock options, net of repurchases, offset by tax withholdings on release of restricted stock units of $0.7 million, and the payment of deferred transaction costs of $0.3 million.
Cash provided by financing activities for the three months ended March 31, 2021 was $4.9 million, which reflected proceeds from the exercise of stock options, net of repurchases.

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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(32,948)	$(25,140)
Depreciation and amortization	1,330	1,083
Stock-based compensation	12,144	7,212
Interest income	(491)	(40)
Provision for income taxes	28	39
Adjusted EBITDA	$(19,937)	$(16,846)
Critical Accounting Policies and Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. Preparing condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
There have been no material changes to our critical accounting policies requiring estimates, assumptions, and judgments as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of the IPO, (b) the last date of the fiscal year in which our total annual gross revenue is at least $1.1 billion, (c) the last date of the fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which would occur if at least $700.0 million of our outstanding securities were held by non-affiliates as of the last business day of the second fiscal quarter of such year or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.
Recently Issued Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial condition due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates and foreign currency exchange rates.
Interest Rate Risk
As of March 31, 2022, we had cash and cash equivalents of $208.0 million and marketable securities of $503.9 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
Foreign Currency Risk
The functional currency of our international subsidiaries is generally their local currency. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our revenue is denominated in U.S. Dollars. As such, our revenue is not currently exposed to significant foreign currency risk. Our operating expenses are generally denominated in the currency of the countries in which the operations are located, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly the British Pound, the Euro, Canadian Dollar, and the Australian Dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. During the three months ended March 31, 2022 and 2021, we do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our unaudited condensed consolidated financial statements. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II
Item 1. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business or financial results.

Item 1A. Risk Factors
Investing in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our Class A common stock. You should also carefully consider the following risk factors in addition to the other information included in this Quarterly Report, including matters addressed in the above section entitled “Special Note Regarding Forward-Looking Statements.” Our business, operating results, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, operating results, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.
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
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the GDPR, European Directive 2002/58/EC (the “ePrivacy Directive”), UK General Data Protection Regulation (“UK GDPR”), UK Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law (“Nevada Privacy Law”), the CDPA, the VCPDA, the CPRA, and other newly enacted U.S. state privacy laws, or changes to third-party policies; and
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including the rise of inflation and interest rates.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Similarly, Google has announced that it plans to stop supporting third-party cookies in its Google Chrome browser, likely by the end of 2023, and, more recently, that it intends to limit access by mobile applications to advertising identifiers on its Android devices. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple introduced changes starting with iOS 14.5 that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Similarly, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on its Android devices, likely by the end of 2023. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods and expect to continue to invest broadly across our organization to support our growth. Our revenue has grown from $34.4 million for the three months ended March 31, 2021 to $51.0 million for the three months ended March 31, 2022. Weekly Active Users (“WAUs”) on our platform have grown from 27.6 million for the three months ended March 31, 2021 to 36.7 million for the three months ended March 31, 2022. Moreover, the number of our full-time employees has grown from 511 as of March 31, 2021 to 637 as of March 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
Health epidemics, including the COVID-19 pandemic, have had or could have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate. In addition, during the COVID-19 pandemic, we experienced an increase in neighbor growth and engagement and there is no guarantee that we will be able to maintain our neighbor growth and engagement as the COVID-19 pandemic subsides.
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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of March 31, 2022, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 290,000 neighborhoods. We plan to enter new international markets where we have limited or no experience in marketing, selling, advertising and deploying our platform and related advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery of advertisements could materially adversely affect the usage of our platform on mobile devices. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the three months ended March 31, 2022, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, Apple recently introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Similarly, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on its Android devices, likely by the end of 2023. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
Social and ethical issues may result in reputational harm and liability.
Positions we may take (or choose not to take) on social and ethical issues may be unpopular with some of our employees, neighbors, or with our advertisers or potential advertisers, which may in the future impact our ability to attract or retain employees, neighbors or advertisers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability. Any such claims could cause reputational harm to our brand or result in liability.
Our disclosures on environmental, social, and governance (“ESG”) matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has also proposed additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. To the extent the SEC proposals become effective for our company, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.
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
•changes in U.S. generally accepted accounting principles; and
•changes in domestic and global business and macroeconomic conditions, including as a result of the COVID-19 pandemic and the continued rise of inflation and interest rates.
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
We regularly review key business and other metrics, including WAUs, Verified Users and Average Revenue per Weekly Active User (“ARPU”) and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. For example, Apple recently introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have limited, and are expected to continue to limit, our ability to track individual users and devices, and measure user engagement with our emails containing monetizable content for users that use the Apple email client. We expect these changes to affect our ability to calculate WAUs, a key business metric. Following the introduction of these changes, we will be required to rely on estimates based on past user behavior and behavior of users engaging with our monetizable content on email clients other than the Apple email client in order to determine the portion of our WAU figure relating to users that engage solely with emails with monetizable content, which may impact the effectiveness of our analytics platform, as well as the accuracy of our WAU calculations. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $(32.9) million and $(25.1) million for the three months ended March 31, 2022 and 2021, respectively. We have an accumulated deficit of $513.3 million as of March 31, 2022. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.
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
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many foreign countries, and plan to continue to expand the scale of our operations in the future. We are subject to review and potential audit by a number of U.S. and non-U.S. tax authorities. A change in law or in our global operations could result in higher effective tax rates, reduced cash flows and lower overall profitability. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.
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
The European Union is also reviewing the regulation of digital services, and has recently passed the Digital Services Act, or the DSA, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive. The DSA is expected to take effect as early as 2024. The United Kingdom, similarly, has proposed a draft Online Safety Bill, which, is passed, would require the monitoring of user content or the verification of users’ identities and age and would expand the scope of what constitutes "online harm" to children. Some European jurisdictions and the United Kingdom have also proposed or intend to pass legislation that imposes new obligations and liabilities on platforms with respect to certain types of harmful content. While the scope and timing of these proposals are currently uncertain, if the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply similar protections that are currently available in the United States or the European Union or if a court were to disagree with our application of those rules to our service, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, operating results, and financial condition could be harmed. Similarly, Australia’s Online Safety Act 2021 recently went into effect and may impose new obligations and liabilities on platforms with respect to certain types of harmful content. While regulations to implement the law are still being promulgated and are uncertain, the regulations could require us to expend resources to try to comply with the new regulations or incur liability, and our business, operating results, and financial condition could be harmed.
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
We are obligated to develop and maintain proper and effective internal control over financial reporting. If we identify material weaknesses in the future, or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our internal controls and procedures, we have expended, and anticipate that we will continue to expend, significant resources, including accounting related costs and significant management oversight.

KVSB’s management previously identified a material weakness in its internal control over financial reporting. Although we determined the material weakness in internal control over financial reporting did not exist following the completion of the Business Combination with KVSB, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial statements could be impaired, which could result in a material misstatement of our financial statements that may not be prevented or detected on a timely basis.
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

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
Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Recent changes to the patent laws in the United States may also bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property, the outcome of third-party claims of infringement, misappropriation, or other violation of intellectual property brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business.
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
We may also face exposure to third-party intellectual property infringement, misappropriation, or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology of third parties into our products. In addition, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in us having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit use of our platform. Any of these results would adversely affect our business, operating results and financial condition.

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
The trading price of our Class A common stock has been, and is likely to continue to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. Factors that could cause fluctuations in the trading price of our Class A common stock include the following:
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from effects of the COVID-19 pandemic, the ongoing conflict in Ukraine, recessions, rising inflation, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Subject to certain exceptions, certain affiliated individuals and certain Nextdoor equity holders are contractually restricted from selling or transferring any of their shares of Class A common stock (not including the shares of our Class A common stock issued in the PIPE Investment (as defined below in this Quarterly Report) pursuant to the terms of the Subscription Agreements or purchased in the public market) for certain periods of time following the closing date of the Business Combination (the “Closing Date”). Under our Restated Bylaws (the “Bylaws”), and subject to certain customary exceptions, such lockup restrictions applicable to all the Nextdoor Stockholders’ Lock-up Shares began on the Closing Date and end on May 4, 2022, the date that is 180 days following the Closing Date. As of March 31, 2022, an aggregate of 365,486,793 shares of our Class B common stock (including 60,789,889 shares of our Class B common stock subject to outstanding equity awards) and the same number of shares of our Class A common stock underlying such Class B common stock are subject to lock-up restrictions set forth in our Bylaws. As a result, a significant number of our shares of Class A common stock will be available for sale on May 5, 2022. Pursuant to the lock-up agreement entered into with Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and subject to certain customary exceptions, such lockup restrictions applicable to the shares held by the Sponsor began on the Closing Date and end on November 5, 2022, the one year anniversary of the Closing Date. An aggregate of 11,541,291 shares of our Class A common stock and an aggregate of 8,580 shares of our Class B common stock are subject to lock-up restrictions under the Sponsor lock-up agreement.
Following the expiration of each lockup, the applicable stockholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. Additionally, the Third-Party PIPE Investors (as defined below in this Quarterly Report) are not restricted from selling any of their shares of our Class A common stock, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Sales of Unregistered Securities
None.

Use of Proceeds
On March 26, 2021, Khosla Ventures Acquisition Co. II (“KVSB”) consummated its initial public offering of 40,000,000 public shares. On March 30, 2021 in connection with the underwriters’ election to partially exercise their over-allotment option, KVSB sold an additional 1,634,412 public shares to cover over-allotments. The public shares were sold at a price of $10.00 per share, generating total gross proceeds of $416.3 million from the initial public offering and partial exercise of the underwriters’ over-allotment option. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253098). The registration statement became effective on March 23, 2021.

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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
_____________
*    Filed herewith.
#    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 10, 2022

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)