Form 10-Q
period 2022-06-30
Nextdoor Holdings, Inc.
filed 2022-08-09
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 5, 2022, there were 153,514,732 shares of the registrant’s Class A common stock outstanding and 227,957,422 shares of the registrant’s Class B common stock outstanding.

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

•the impact on our business as a result of interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the war in Ukraine), other physical security threats, cyber-attacks, or other catastrophic events;

•our ability to raise financing in the future;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•our financial performance;

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to labor shortages, supply chain disruptions, a potential recession, inflation and rising interest rates;

•the effect of the ongoing COVID-19 pandemic on the foregoing; and

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

•Health epidemics, including the ongoing COVID-19 pandemic, have had or could have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate. In addition, during the ongoing COVID-19 pandemic, we experienced an increase in neighbor growth and engagement and there is no guarantee that we will be able to maintain our neighbor growth and engagement as the ongoing COVID-19 pandemic subsides.

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

•We are dependent on third-party software and service providers, including the Google Ad Manager (“GAM”) platform, for management and delivery of advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties, including as a result of the ongoing COVID-19 pandemic, could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

•We rely on third-party software and service providers, including Amazon Web Services (“AWS”), to provide systems, storage and services for our platform. Any failure or interruption experienced by such third parties, including as a result of the ongoing COVID-19 pandemic, could result in the inability of neighbors and advertisers to access or utilize our platform, and adversely impact our business, operating results, and financial condition.

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

•We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.
•We may be liable as a result of content or information that is published or made available on our platform.
•Our business is subject to complex and evolving U.S. and foreign laws, regulations, and industry standards, many of which are subject to change and uncertain interpretations, which uncertainty could harm our business, operating results, and financial conditions.

•We could be involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.

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

•The price of our Class A common stock has been and may continue to be volatile.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of June 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$40,186	$521,812
Marketable securities	626,102	193,999
Accounts receivable, net of allowance of $374 and $425 as of June 30, 2022 and December 31, 2021, respectively	26,163	29,673
Prepaid expenses and other current assets	27,229	16,259
Total current assets	719,680	761,743
Property and equipment, net	12,037	12,545
Operating lease right-of-use assets	56,028	59,422
Intangible assets, net	3,941	4,835
Goodwill	1,211	1,211
Other assets	267	330
Total assets	$793,164	$840,086
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,267	$6,163
Operating lease liabilities, current	7,443	7,131
Liability for unvested restricted stock	1,906	4,765
Accrued expenses and other current liabilities	19,255	15,444
Total current liabilities	33,871	33,503
Operating lease liabilities, non-current	57,835	61,598
Total liabilities	91,706	95,101
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 154,979 and 78,954 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	16	8
Class B common stock, $0.0001 par value; 500,000 shares authorized, 230,699 and 304,701 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	23	30
Additional paid-in capital	1,255,034	1,225,815
Accumulated other comprehensive loss	(3,485)	(529)
Accumulated deficit	(550,130)	(480,339)
Total stockholders’ equity	701,458	744,985
Total liabilities and stockholders’ equity	$793,164	$840,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$54,541	$45,778	$105,541	$80,165
Costs and expenses:
Cost of revenue	10,187	6,600	19,242	12,937
Research and development	32,699	23,331	61,659	44,151
Sales and marketing	32,627	26,356	63,688	49,250
General and administrative	17,283	10,959	32,433	20,288
Total costs and expenses	92,796	67,246	177,022	126,626
Loss from operations	(38,255)	(21,468)	(71,481)	(46,461)
Interest income	2,153	25	2,644	65
Other income (expense), net	(708)	(26)	(893)	(174)
Loss before income taxes	(36,810)	(21,469)	(69,730)	(46,570)
Provision for income taxes	33	30	61	69
Net loss	$(36,843)	$(21,499)	$(69,791)	$(46,639)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.21)	$(0.18)	$(0.46)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	385,127	103,133	383,512	100,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(36,843)	$(21,499)	$(69,791)	$(46,639)
Other comprehensive income (loss):
Foreign currency translation adjustments	418	14	492	104
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,862)	(1)	(3,448)	2
Total other comprehensive income (loss)	$(1,444)	$13	$(2,956)	$106
Comprehensive loss	$(38,287)	$(21,486)	$(72,747)	$(46,533)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of March 31, 2022	—	$—	79,007	$8	307,228	$31	$1,242,955	$(2,041)	$(513,287)	$727,666
Release of restricted stock units	—	—	868	0	—	—	—	—	—	—
Repurchase of common stock	—	—	(3,061)	0	—	—	(10,493)	—	—	(10,493)
Conversion from Class B to Class A common stock	—	—	76,706	8	(76,706)	(8)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	1,459	0	176	0	3,467	—	—	3,467
Issuance of common stock in connection with acquisition	—	—	—	—	1	0	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	132	—	—	132
Vesting of restricted stock	—	—	—	—	—	—	1,429	—	—	1,429
Stock-based compensation	—	—	—	—	—	—	17,544	—	—	17,544
Other comprehensive loss	—	—	—	—	—	—	—	(1,444)	—	(1,444)
Net loss	—	—	—	—	—	—	—	—	(36,843)	(36,843)
Balances as of June 30, 2022	—	$—	154,979	$16	230,699	$23	$1,255,034	$(3,485)	$(550,130)	$701,458

	Three Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of March 31, 2021	190,477	$447,166	—	$—	108,137	$10	$101,603	$(704)	$(410,154)	$(309,245)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	2,012	—	2,978	—	—	2,978
Issuance of common stock in connection with acquisition	—	—	—	—	21	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	118	—	—	118
Vesting of restricted stock	—	—	—	—	—	—	1,429	—	—	1,429
Stock-based compensation	—	—	—	—	—	—	9,167	—	—	9,167
Other comprehensive income	—	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	—	(21,499)	(21,499)
Balances as of June 30, 2021	190,477	$447,166	—	$—	110,170	$10	$115,295	$(691)	$(431,653)	$(317,039)

	Six Months Ended June 30, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2021	—	$—	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	—	—	921	0	97	0	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(695)	—	—	(695)
Repurchase of common stock			(3,061)	0	—	—	(10,493)	—	—	(10,493)
Conversion from Class B to Class A common stock	—	—	76,706	8	(76,706)	(8)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	1,459	0	2,434	1	7,611	—	—	7,612
Issuance of common stock in connection with acquisition	—	—	—	—	173	0	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	250	—	—	250
Vesting of restricted stock	—	—	—	—	—	—	2,858	—	—	2,858
Stock-based compensation	—	—	—	—	—	—	29,688	—	—	29,688
Other comprehensive loss	—	—	—	—	—	—	—	(2,956)	—	(2,956)
Net loss	—	—	—	—	—	—	—	—	(69,791)	(69,791)
Balances as of June 30, 2022	—	$—	154,979	$16	230,699	$23	$1,255,034	$(3,485)	$(550,130)	$701,458

	Six Months Ended June 30, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2020	190,477	$447,166	—	$—	103,777	$10	$87,945	$(797)	$(385,014)	$(297,856)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	6,372	—	7,906	—	—	7,906
Issuance of common stock in connection with acquisition	—	—	—	—	21	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	206	—	—	206
Vesting of restricted stock	—	—	—	—	—	—	2,859	—	—	2,859
Stock-based compensation	—	—	—	—	—	—	16,379	—	—	16,379
Other comprehensive income	—	—	—	—	—	—	—	106	—	106
Net loss	—	—	—	—	—	—	—	—	(46,639)	(46,639)
Balances as of June 30, 2021	190,477	$447,166	—	$—	110,170	$10	$115,295	$(691)	$(431,653)	$(317,039)
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

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(69,791)	$(46,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,704	2,155
Stock-based compensation	29,688	16,379
Bad debt expense	(159)	(6)
Other	(1,254)	156
Changes in operating assets and liabilities:
Accounts receivable, net	3,669	(83)
Prepaid expenses and other current assets	3,537	(1,359)
Operating lease right-of-use assets	3,394	3,289
Other assets	63	522
Accounts payable	(846)	893
Operating lease liabilities	(3,451)	(2,468)
Accrued expenses and other current liabilities	4,325	1,568
Net cash used in operating activities	(28,121)	(25,593)
Cash flows from investing activities:
Purchases of property and equipment	(1,303)	(6,348)
Purchases of marketable securities	(482,681)	(14,632)
Sales of marketable securities	1,736	—
Maturities of marketable securities	46,648	33,845
Net cash provided by (used in) investing activities	(435,600)	12,865
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	7,612	7,906
Payment of transaction costs related to the Reverse Recapitalization	(314)	(449)
Tax withholdings on release of restricted stock units	(695)	—
Repurchase of common stock	(10,493)	—
Prepayment under share repurchase program	(14,507)	—
Net cash provided by (used in) financing activities	(18,397)	7,457
Effect of exchange rate changes on cash and cash equivalents	492	104
Net decrease in cash and cash equivalents	(481,626)	(5,167)
Cash and cash equivalents at beginning of period	521,812	84,743
Cash and cash equivalents at end of period	$40,186	$79,576
Supplemental cash flow disclosures:
Cash paid for taxes, net	$191	$212
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$3,108	$3,065
Lease liabilities arising from obtaining right-of-use assets	$—	$34,971
Purchases of property and equipment not yet settled	$—	$99
Unpaid deferred transaction costs	$—	$1,603
The accompanying notes are an integral part of these condensed consolidated financial statements.
Notes to Condensed Consolidated Financial Statements

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
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future interim or annual period.
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
At closing, certain Pixel Labs stockholders had not completed administrative forms that were required for the Company’s common stock to be legally issued. During the three and six months ended June 30, 2022, an additional 1,465 and 173,100 shares were issued as a result of the administrative forms being completed, respectively. During the three and six months ended June 30, 2021, an additional 20,885 shares were issued as a result of the administrative forms being completed.
Note 5. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of June 30, 2022 and December 31, 2021, deferred revenue was $4.9 million and $3.4 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each period was $2.5 million and $2.1 million, respectively. For the six months ended June 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each period was $2.8 million and $1.8 million, respectively.
Note 6. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of June 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$5,589	$—	$—	$5,589
Corporate bonds	2,586	—	—	2,586
Marketable securities:
Certificates of deposit	34,027	4	(144)	33,887
Commercial paper	156,626	3	(81)	156,548
Corporate bonds	363,953	56	(2,764)	361,245
U.S. Treasury securities	44,700	—	(370)	44,330
Asset-backed securities	30,261	—	(169)	30,092
Total marketable securities	629,567	63	(3,528)	626,102
Total	$637,742	$63	$(3,528)	$634,277

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$474,294	$—	$—	$474,294
Marketable securities:
Commercial paper	83,728	—	—	83,728
Corporate bonds	78,353	24	(14)	78,363
U.S. Treasury securities	15,200	—	(12)	15,188
Asset-backed securities	16,735	—	(15)	16,720
Total marketable securities	194,016	24	(41)	193,999
Total	$668,310	$24	$(41)	$668,293
All marketable securities are designated as available-for-sale securities as of June 30, 2022 and December 31, 2021.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$534,347	$531,886
Due after one to four years	95,220	94,216
Total	$629,567	$626,102

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$137,077	$137,043
Due after one to four years	56,939	56,956
Total	$194,016	$193,999
Note 7. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of June 30, 2022 and December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of June 30, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$5,589	$—	$5,589
Corporate bonds	—	2,586	2,586
Marketable securities:
Certificates of deposit	—	33,887	33,887
Commercial paper	—	156,548	156,548
Corporate bonds	—	361,245	361,245
U.S. Treasury securities	—	44,330	44,330
Asset-backed securities	—	30,092	30,092
Total marketable securities	—	626,102	626,102
Total cash equivalents and marketable securities	$5,589	$628,688	$634,277

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$474,294	$—	$474,294
Marketable securities:
Commercial paper	—	83,728	83,728
Corporate bonds	—	78,363	78,363
U.S. Treasury securities	—	15,188	15,188
Asset-backed securities	—	16,720	16,720
Total marketable securities	—	193,999	193,999
Total cash equivalents and marketable securities	$474,294	$193,999	$668,293
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
Note 8. Other Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2022	2021
Accrued compensation	$6,044	$3,375
Deferred revenue	4,853	3,388
Taxes payable	360	879
Liability for early exercise of unvested stock options	440	690
Other accrued expenses and current liabilities	7,558	7,112
Accrued expenses and other current liabilities	$19,255	$15,444
Note 9. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of June 30, 2022 and December 31, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and six months ended June 30, 2022 and 2021, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of June 30, 2022 and December 31, 2021.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. As of June 30, 2022, no disbursements had been made related to this loan.
Note 10. Common Stock and Stockholders’ Equity (Deficit)
The shares and corresponding capital amounts and all per share data related to Legacy Nextdoor’s authorized and outstanding redeemable convertible preferred stock, common stock, and stock-based awards prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.

Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of June 30, 2022 and December 31, 2021, the Company had $0.4 million and $0.7 million recorded in accrued expenses and other current liabilities related to 266,466 and 421,594 unvested shares of common stock subject to repurchase, respectively.
Restricted Stock Subject to Repurchase
In 2018, an executive of the Company purchased 15,408,183 shares of restricted stock, subject to time-based service requirements, which vest over a forty-eight month period. The shares issued upon the purchase of restricted stock are considered to be legally issued and outstanding on the date of purchase and the executive has full voting rights. Upon termination of service, the Company may repurchase unvested shares acquired at a price equal to the price per share paid upon the exercise. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of June 30, 2022, the Company had $1.9 million recorded in deposits related to 1,284,013 unvested shares of common stock subject to repurchase. As of December 31, 2021, the Company had $4.8 million recorded in deposits related to 3,210,037 unvested shares of common stock subject to repurchase. For the three months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $1.1 million and $1.1 million, respectively, related to this restricted stock. For the six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense of $2.3 million and $2.3 million, respectively, related to this restricted stock.
Equity Incentive Plans
2021 Equity Incentive Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2018 Equity Incentive Plan (the “2018 Plan”), with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, and RSUs.

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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. As of June 30, 2022, no shares of Class A common stock have been purchased under the 2021 ESPP.
Share Repurchase Program
On June 1, 2022, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2024. Repurchases of Class A common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. The Company currently anticipates that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of the Company’s Class A common stock have been repurchased. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
When the Company repurchases shares under the Share Repurchase Program, it reduces the common stock component of stockholders’ equity by the par value of the repurchased shares. The excess of the repurchase price over par value is recorded to additional paid-in capital. All repurchased shares are retired and become authorized and unissued shares.
During the three months ended June 30, 2022, the Company repurchased and retired 3,061,092 shares of Class A common stock at an average purchase price of $3.43 per share for an aggregate repurchase price of $10.5 million. As of June 30, 2022, the Company had $89.5 million available for future share repurchases under the Share Repurchase Program. Subsequent to June 30, 2022 and through August 9, 2022, the Company repurchased and retired an additional 4,547,680 shares of Class A common stock at an average purchase price of $3.63 per share for an aggregate repurchase price of $16.5 million, of which $14.5 million was funded by a prepayment made as of June 30, 2022.
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

A summary of the Company’s stock option activity for the six months ended June 30, 2022 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	58,278	$2.35	8.1	$322,799
Options granted	6,588	$5.81
Options exercised	(3,893)	$1.95
Options forfeited or expired	(5,533)	$3.62
Balances at June 30, 2022	55,440	$2.68	7.8	$58,003
Options vested and exercisable at June 30, 2022	26,534	$1.95	6.5	$38,218
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $3.15 per share and $3.65 per share during the six months ended June 30, 2022 and 2021, respectively.
The total number of shares vested during the six months ended June 30, 2022 and 2021 was 7,402,658 and 7,806,320, respectively. The weighted average grant-date fair value of options vested was $2.71 per share and $1.93 per share during the six months ended June 30, 2022 and 2021, respectively. The intrinsic value of the options exercised was $11.8 million and $8.9 million for the six months ended June 30, 2022 and 2021, respectively.
The Company did not issue any grants to non-employees during the six months ended June 30, 2022. The Company granted 19,640 options to non-employees during the six months ended June 30, 2021.

A summary of the Company’s RSU activity for the six months ended June 30, 2022 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,511	$8.74
RSUs granted	15,227	$4.93
RSUs vested	(1,126)	$6.43
RSUs forfeited	(992)	$6.14
Unvested at June 30, 2022	15,620	$5.36

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Six Months Ended June 30,
	2022	2021
Expected volatility	53.9% - 58.5%	53.8% -54.5%
Expected term (years)	6.0	6.4
Risk-free interest rate	2.6%	1.1%
Expected dividend yield	—	—
Fair value of common stock per share	$3.39 - $6.06	$4.92 - $5.90

Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$494	$334	$949	$598
Research and development	9,874	4,880	16,509	8,274
Sales and marketing	3,000	1,473	4,996	2,750
General and administrative	4,176	2,480	7,234	4,757
Total	$17,544	$9,167	$29,688	$16,379
As of June 30, 2022, there was $175.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.
Note 11. Net Loss Per Share Attributable to Common Stockholders
As a result of the Reverse Recapitalization, the Company has retroactively adjusted the weighted average number of shares of common stock outstanding prior to the Closing by multiplying them by the Exchange Ratio of 3.1057 used to determine the number of shares of common stock into which they converted. In addition, as described in Note 3, the Reverse Recapitalization gave rise to Class A and Class B common stock. The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022		2021
	Class A	Class B	Common	Class A	Class B	Common
Net loss attributable to common stockholders	$(11,793)	$(25,050)	$(21,499)	$(18,425)	$(51,366)	$(46,639)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	123,271	261,856	103,133	101,248	282,264	100,517
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.21)	$(0.18)	$(0.18)	$(0.46)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of June 30,
	2022	2021
Redeemable convertible preferred stock	—	190,477
Outstanding stock options	55,440	60,639
Unvested RSUs	15,620	—
Unvested early exercised stock options subject to repurchase	266	567
Unvested restricted stock	1,284	5,136
Shares issuable pursuant to the ESPP	4,040	—
Contingently issuable shares	7	181
Total	76,657	257,000

Note 12. Income Taxes
The Company’s provision for income taxes for interim periods was determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arose during the period. Each quarter, the Company updates its estimate of the annual effective tax rate, and if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.
The Company’s quarterly tax provision, and estimate of its annual effective tax rate, is subject to variation due to several factors, including variability in pretax income or loss, the mix of jurisdictions to which such income or loss relates, tax law developments and changes in how the Company does business, such as acquisitions, intercompany transactions, or the Company’s corporate structure.
The Company recorded an income tax expense for the three months ended June 30, 2022 and 2021 of less than $0.1 million and $0.1 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the six months ended June 30, 2022 and 2021 of less than $0.1 million and $0.1 million, respectively, both of which were primarily related to foreign taxes.
Note 13. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$52,648	$43,449	$101,509	$76,134
International	1,893	2,329	4,032	4,031
Total	$54,541	$45,778	$105,541	$80,165

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of June 30, 2022, Nextdoor was in more than 295,000 neighborhoods around the world and in nearly 1 in 3 households in the United States.
Key business metrics for the three months ended June 30, 2022 are as follows:
•Weekly Active Users (“WAUs”) were 36.9 million, an increase of 26% compared to the three months ended June 30, 2021.
•Average revenue per weekly active user (“ARPU”) was $1.48, a decrease of 6% compared to the three months ended June 30, 2021.
Financial Results as of and for the three and six months ended June 30, 2022 are as follows:
•Revenue for the three months ended June 30, 2022 was $54.5 million, an increase of 19% compared to the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 was $105.5 million, an increase of 32% compared to the six months ended June 30, 2021.
•Total costs and expenses for the three months ended June 30, 2022 were $92.8 million, an increase of 38% compared to the three months ended June 30, 2021. Total costs and expenses for the six months ended June 30, 2022 were $177.0 million, an increase of 40% compared to the six months ended June 30, 2021.
•Net loss for the three months ended June 30, 2022 increased 71% to $(36.8) million, compared to $(21.5) million for the three months ended June 30, 2021. Net loss for the six months ended June 30, 2022 increased 50% to $(69.8) million, compared to $(46.6) million for the six months ended June 30, 2021.
•Adjusted EBITDA loss for the three months ended June 30, 2022 increased 78% to $(20.0) million, compared to $(11.3) million for the three months ended June 30, 2021. Adjusted EBITDA loss for the six months ended June 30, 2022 increased 42% to $(40.0) million, compared to $(28.1) million for the six months ended June 30, 2021.
•Cash, cash equivalents, and marketable securities were $666.3 million as of June 30, 2022.
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
Our WAU for the three months ended June 30, 2022 and 2021 were 36.9 million and 29.2 million, respectively, which represents 26% growth period over period. As illustrated below, our international WAUs have generally grown at a faster rate than our U.S. WAUs, and we expect this international growth to continue to outpace U.S. growth in the near term.
1 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis or on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

Quarterly Average Weekly Active Users
(in millions)

Global
40.0
30.0
20.0
10.0
0.0
27.8
27.2
27.1
27.6
29.2
32.8
35.9
36.7
36.9
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended June 30, 2022 and 2021 was $1.48 and $1.57, respectively. Our ARPU reflects the seasonality of our advertising revenue, with the fourth quarter typically being the strongest quarter of each year.
Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$0.99
$1.17
$1.48
$1.25
$1.57
$1.61
$1.65
$1.39
$1.48
Q2'20
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22

Components of Results of Operations
Revenue
We generate substantially all of our revenue from the delivery of advertisements on our platform which includes the delivery of advertising impressions sold on a CPM basis and CPC basis, as well as on a fixed-fee basis. The majority of our revenue is generated in the United States.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$54,541	$45,778	$105,541	$80,165
Costs and expenses(1):
Cost of revenue	10,187	6,600	19,242	12,937
Research and development	32,699	23,331	61,659	44,151
Sales and marketing	32,627	26,356	63,688	49,250
General and administrative	17,283	10,959	32,433	20,288
Total costs and expenses	92,796	67,246	177,022	126,626
Loss from operations	(38,255)	(21,468)	(71,481)	(46,461)
Interest income	2,153	25	2,644	65
Other income (expense), net	(708)	(26)	(893)	(174)
Loss before income taxes	(36,810)	(21,469)	(69,730)	(46,570)
Provision for income taxes	33	30	61	69
Net loss	$(36,843)	$(21,499)	$(69,791)	$(46,639)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$494	$334	$949	$598
Research and development	9,874	4,880	16,509	8,274
Sales and marketing	3,000	1,473	4,996	2,750
General and administrative	4,176	2,480	7,234	4,757
Total	$17,544	$9,167	$29,688	$16,379

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue)	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	14	18	16
Research and development	60	51	58	55
Sales and marketing	60	58	60	61
General and administrative	32	24	31	25
Total costs and expenses	170	147	168	158
Loss from operations	(70)	(47)	(68)	(58)
Interest income	4	—	3	—
Other income (expense), net	(1)	—	(1)	—
Loss before income taxes	(67)	(47)	(66)	(58)
Provision for income taxes	—	—	—	—
Net loss	(68)%	(47)%	(66)%	(58)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue	$54,541	$45,778	$8,763	19%	$105,541	$80,165	$25,376	32%
Revenue increased by $8.8 million, or 19%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increased advertiser demand across our product offerings, and increased user engagement as measured by a 26% increase in Q2 WAUs. ARPU decreased 6% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, as WAU growth outpaced the increase in the number of impressions delivered, which was partially offset by an increase in the price per delivered impression.
Revenue increased by $25.4 million, or 32%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increased advertiser demand across our product offerings, and increased user engagement as measured by a 30% increase in WAUs. Year-to-date ARPU increased 2% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in the price per delivered impression.
Cost of revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$10,187	$6,600	$3,587	54%	$19,242	$12,937	$6,305	49%
Cost of revenue increased by $3.6 million, or 54%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to $2.0 million higher third-party hosting costs due to increased user growth and engagement, a $0.7 million increase in allocated personnel-related costs, and a $0.5 million increase in third-party costs associated with delivering and supporting our advertising products.

Cost of revenue increased by $6.3 million, or 49%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to $3.6 million higher third-party hosting costs due to increased user growth and engagement, a $1.2 million increase in allocated personnel-related costs, and a $0.9 million increase in third-party costs associated with delivering and supporting our advertising products.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Research and development	$32,699	$23,331	$9,368	40%	$61,659	$44,151	$17,508	40%
Research and development expenses increased by $9.4 million, or 40%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $7.9 million increase in personnel-related costs primarily driven by an increase in headcount, a $1.0 million increase in third-party software costs, and a $0.3 million increase in allocated overhead costs reflecting an increase in headcount.
Research and development expenses increased by $17.5 million, or 40%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $14.2 million increase in personnel-related costs primarily driven by an increase in headcount, a $1.7 million increase in third-party software costs, and a $0.8 million increase in allocated overhead costs reflecting an increase in headcount.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Personnel-related and other	$20,760	$14,246	$6,514	46%	$38,104	$26,862	$11,242	42%
Brand and performance marketing	8,696	9,302	(606)	(7)%	19,466	16,450	3,016	18%
Neighbor services	3,171	2,808	363	13%	6,118	5,938	180	3%
Total sales and marketing	$32,627	$26,356	$6,271	24%	$63,688	$49,250	$14,438	29%
Sales and marketing expenses increased by $6.3 million, or 24%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $6.5 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $0.3 million increase in performance marketing costs to attract small and mid-sized customers, partially offset by a $0.9 million decrease in performance marketing costs for user acquisition.
Sales and marketing expenses increased by $14.4 million, or 29%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an $11.2 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $2.7 million increase in performance marketing costs to attract small and mid-sized customers, and a $0.3 million increase in performance marketing costs for user acquisition.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
General and administrative	$17,283	$10,959	$6,324	58%	$32,433	$20,288	$12,145	60%
General and administrative expenses increased by $6.3 million, or 58%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to a $3.7 million increase in personnel-related costs which was driven by an increase in headcount, a $1.7 million increase in insurance expenses, and a $0.3 million increase in professional fees primarily related to operating as a public company.
General and administrative expenses increased by $12.1 million, or 60%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to a $5.7 million increase in personnel-related costs which was driven by an increase in headcount, a $3.4 million increase in insurance expenses, and a $2.0 million increase in professional fees primarily related to operating as a public company.
Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%	2022	2021	$	%
Interest income	$2,153	$25	$2,128	NM	$2,644	$65	$2,579	NM
Interest income increased by $2.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily driven by an increase in marketable securities and an improvement in interest rates.
Interest income increased by $2.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily driven by an increase in marketable securities and an improvement in interest rates.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%	2022	2021	$	%
Other income (expense), net	$(708)	$(26)	$(682)	NM	$(893)	$(174)	$(719)	NM
Other expense increased by $0.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Other expense increased by $0.7 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$33	$30	$3	10%	$61	$69	$(8)	(12)%
Provision for income taxes increased by less than $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to foreign income tax expenses.
Provision for income taxes decreased by less than $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Reverse Recapitalization, and payments received from our customers. We currently have no debt outstanding.

We have generated losses from our operations, as reflected in our accumulated deficit of $550.1 million as of June 30, 2022. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of June 30, 2022, we had $666.3 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from a future equity or debt financing. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, and the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing.

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

On June 1, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended June 30, 2022, we repurchased and retired 3,061,092 shares of Class A common stock at an average purchase price of $3.43 per share for an aggregate repurchase price of $10.5 million. Subsequent to June 30, 2022 and through August 9, 2022, we repurchased and retired an additional 4,547,680 shares of Class A common stock at an average purchase price of $3.63 per share for an aggregate repurchase price of $16.5 million, of which $14.5 million was funded by a prepayment made as of June 30, 2022.

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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(28,121)	$(25,593)
Net cash provided by (used in) investing activities	$(435,600)	$12,865
Net cash provided by (used in) financing activities	$(18,397)	$7,457
Operating activities
Cash used in operating activities during the six months ended June 30, 2022 was $28.1 million which resulted from a net loss of $(69.8) million, adjusted for non-cash charges of $31.0 million and net cash inflows of $10.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $29.7 million of stock-based compensation expense and $2.7 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a

$4.3 million increase in accrued expenses and other current liabilities, a $3.7 million decrease in accounts receivable, a $3.5 million decrease in prepaid expenses and other current assets, and a $3.4 million decrease in operating lease right-of-use assets due to normal amortization. These amounts were partially offset by a $3.5 million decrease in operating lease liabilities due to lease payments and a $0.8 million decrease in accounts payable.
Cash used in operating activities during the six months ended June 30, 2021 was $25.6 million which resulted from a net loss of $(46.6) million, adjusted for non-cash charges of $18.7 million and net cash inflows of $2.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $16.4 million of stock-based compensation expense and $2.2 million of depreciation and amortization expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $3.3 million decrease in operating lease right-of-use assets due to normal amortization, a $1.6 million increase in accrued expenses and other current liabilities, and a $0.9 million increase in accounts payable. These amounts were partially offset by a $2.5 million decrease in operating lease liabilities due to lease payments and a $1.4 million decrease in prepaid expenses and other current assets.
Investing activities
Cash used in investing activities for the six months ended June 30, 2022 was $435.6 million, which consisted of purchases of marketable securities of $482.7 million and the purchase of property and equipment of $1.3 million. This was partially offset by proceeds from maturities of marketable securities of $46.6 million and proceeds from sales of marketable securities of $1.7 million.
Cash provided by investing activities for the six months ended June 30, 2021 was $12.9 million, which consisted of proceeds from maturities of marketable securities of $33.8 million. This was partially offset by the purchases of marketable securities of $14.6 million and the purchase of property and equipment of $6.3 million.
Financing activities
Cash used in financing activities for the six months ended June 30, 2022 was $18.4 million, which included prepayment under the Share Repurchase Program of $14.5 million, repurchases of common stock of $10.5 million, tax withholdings on release of restricted stock units of $0.7 million, and payment of deferred transaction costs of $0.3 million, partially offset by $7.6 million of proceeds from the exercise of stock options, net of repurchases.
Cash provided by financing activities for the six months ended June 30, 2021 was $7.5 million, which reflected $7.9 million of proceeds from the exercise of stock options, net of repurchases. This was partially offset by the payment of deferred transaction costs of $0.4 million.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(36,843)	$(21,499)	$(69,791)	$(46,639)
Depreciation and amortization	1,374	1,072	2,704	2,155
Stock-based compensation	17,544	9,167	29,688	16,379
Interest income	(2,153)	(25)	(2,644)	(65)
Provision for income taxes	33	30	61	69
Adjusted EBITDA	$(20,045)	$(11,255)	$(39,982)	$(28,101)
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
JOBS Act Accounting Election
We are currently an “emerging growth company” as defined in Section 2(a) of the Securities Act, and have elected to take advantage of the benefits of the extended transition period for complying with new or revised accounting standards. We expect to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided for in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.
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
Because the market value of our common stock held by non-affiliates as of June 30, 2022, exceeded $700 million, we will lose emerging growth company status under the JOBS Act as of December 31, 2022.
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
Interest Rate Risk
As of June 30, 2022, we had cash and cash equivalents of $40.2 million and marketable securities of $626.1 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
Foreign Currency Risk
The functional currency of our international subsidiaries is generally their local currency. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our revenue is denominated in U.S. Dollars. As such, our revenue is not currently exposed to significant foreign currency risk. Our operating expenses are generally denominated in the currency of the countries in which the operations are located, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly the British Pound, the Euro, Canadian Dollar, and the Australian Dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our unaudited condensed consolidated financial statements for the periods presented. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
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
Substantially all of our revenue is currently generated from the sales of advertising on our platform in the form of online display advertisements, which include sponsored posts and local deals. Our advertisers typically do not have long-term advertising spend commitments with us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of the features on our platform as experimental and unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver advertisements in an effective manner, or if advertisers do not believe that their investment in advertising with us will generate a competitive return relative to alternatives. Our ability to attract and retain advertisers, and ultimately generate revenue, may be adversely affected by a number of factors, including but not limited to:
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
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the GDPR, European Directive 2002/58/EC (the “ePrivacy Directive”), UK General Data Protection Regulation (“UK GDPR”), UK Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law (“Nevada Privacy Law”), the CDPA, the VCPDA, the CPRA, and other newly enacted U.S. state privacy laws, or changes to third-party policies; and
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to labor shortages, supply chain disruptions, a potential recession, inflation and rising interest rates.
From time to time, certain of these factors have adversely affected our revenue to varying degrees. For example, during the second quarter of 2020, advertisers reduced their advertising spend with us as a result of the impact of the ongoing COVID-19 pandemic on global macroeconomic conditions and on the advertising industry in general. The occurrence of any of these or other factors in the future could result in a reduction in demand for our advertisements, which may reduce the prices we receive for our advertisements, or cause advertisers to stop or reduce their spend with us, either of which would negatively affect our business, operating results, and financial condition. Similar occurrences in the future may impair our ability to maintain or increase the quantity or quality of advertisements shown to neighbors and adversely affect our business, operating results, and financial condition.
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

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Similarly, Google has announced that it plans to stop supporting third-party cookies in its Google Chrome browser, likely by the end of 2023, and, more recently, that it intends to limit access by mobile applications to advertising identifiers on Android devices. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
The number of neighbors that use the Nextdoor platform and their level of engagement on the platform are critical to our success. We must continue to engage and retain existing neighbors on our platform as well as attract, engage and retain new neighbors. The number of neighbors on the Nextdoor platform may not continue to grow at the current growth rate, if at all, and it may even decline. In order to attract new neighbors, we must engage with neighbors in existing neighborhoods on our platform and add new neighborhoods to the Nextdoor platform, both domestically and internationally. If our neighbor growth rate slows or reverses, our financial performance will be adversely impacted unless we can increase our engagement with our existing neighbors and our monetization efforts to offset any such reduction or decrease in neighborhood growth rate. Moreover, we are unable to predict the continued impact of the ongoing COVID-19 pandemic on neighbor growth and engagement with any certainty, and we expect these trends to continue to be subject to volatility.
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
Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple introduced changes starting with iOS 14.5 that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Additionally, effective June 30, 2022, the Apple App Store guidelines require apps that support account creation to also allow users to delete their account within the app. This change has and may continue to impact our ability to retain users. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2023. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current war in Ukraine), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial majority of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.
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
We have experienced rapid growth in recent periods and expect to continue to invest broadly across our organization to support our growth. Our revenue has grown from $45.8 million for the three months ended June 30, 2021 to $54.5 million for the three months ended June 30, 2022. Weekly Active Users (“WAUs”) on our platform have grown from 29.2 million for the three months ended June 30, 2021 to 36.9 million for the three months ended June 30, 2022. Moreover, the number of our full-time employees has grown from 565 as of June 30, 2021 to 716 as of June 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
Further, as we continue to grow, our business becomes increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to labor shortages, supply chain disruptions, a potential recession, rising interest rates and inflation, the war in Ukraine and the ongoing COVID-19 pandemic.
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
Health epidemics, including the ongoing COVID-19 pandemic, have had or could have an adverse impact on our business, operations, and the markets and communities in which we, our partners and our customers operate. In addition, during the ongoing COVID-19 pandemic, we experienced an increase in neighbor growth and engagement and there is no guarantee that we will be able to maintain our neighbor growth and engagement as the ongoing COVID-19 pandemic subsides.
The global COVID-19 pandemic outbreak and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. It has adversely affected the broader economies, financial markets, and overall demand for advertising.
As a result of the COVID-19 pandemic, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which temporarily disrupted how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage a significant majority of our workforce remotely. We recently began reopening our offices in a phased manner. Our efforts to reopen our offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
Moreover, as a result of the ongoing COVID-19 pandemic, the ability and willingness of advertisers to spend on the Nextdoor platform has fluctuated. For example, during the second quarter of 2020, advertisers reduced their advertising spend with us as a result of the impact of the ongoing COVID-19 pandemic on global macroeconomic conditions and on the advertising industry in general. Certain advertisers have been impacted by the ongoing COVID-19 pandemic and have experienced supply chain issues, rising commodity prices and inventory and labor shortages. This affects the ability and willingness of such impacted advertisers to spend on our platform. We cannot predict how evolving events related to the ongoing COVID-19 pandemic will continue to affect neighbor and advertiser behavior in the future. The pandemic has, and could in the future, adversely affect our business, revenue growth rate, financial performance and stock price.
Further, initially during the ongoing COVID-19 pandemic and the related shelter-in-place order, we saw an increase in neighbor growth and engagement on our platform. As the ongoing COVID-19 pandemic evolves, that may present challenges such as neighbor growth and engagement declining or neighbor behavior changing unexpectedly and in ways that are difficult for us to anticipate or measure, resulting in a decrease in engagement with or reduced or different usage of our platform. Our neighbor and revenue growth rates may continue to be volatile as the ongoing COVID-19 pandemic evolves, although we are unable to predict the duration or degree of such volatility with any certainty. Further, given the uncertainties relating to the ongoing COVID-19 pandemic and its new variants, we may not be able to accurately measure and forecast our key metrics, including WAUs. As a result, our engagement metrics, as well as financial and operating measures may not be indicative of results for future periods.
We are currently unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have on our business, operating results, and financial condition due to numerous uncertainties, including variants of the COVID-19 virus, any resurgences, the extent and effectiveness of containment actions and other public health measures, the distribution and public acceptance of vaccines and treatments, and the impact of these and other factors on our employees, neighbors, advertisers. The ongoing COVID-19 pandemic, as well as any subsequent recovery period, may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
We plan to continue expanding our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of June 30, 2022, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 295,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability, including as a result of acts of war or terrorism, including the war in Ukraine;
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
We plan to continue to make acquisitions, which could harm our financial condition or operating results and may adversely affect the price of our Class A common stock.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the ongoing COVID-19 pandemic, and workforce participation rates. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.
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
Risks Related to Security and Technology
We are dependent on third-party software and service providers, including the Google Ad Manager (“GAM”) platform, for management and delivery of advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties, including as a result of the ongoing COVID-19 pandemic, could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We rely on third-party software and service providers, including AWS, to provide systems, storage and services for our platform. Any failure or interruption experienced by such third parties, including as a result of the ongoing COVID-19 pandemic, could result in the inability of neighbors and advertisers to access or utilize our platform, and adversely impact our business, operating results, and financial condition.
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
The trend towards working from home and using private residential networks to access the Internet, which has arisen in response to the ongoing COVID-19 pandemic and other global economic and labor market conditions, may further exacerbate risks associated with cyberattacks and data security breaches, because we cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.
We take a variety of technical and organizational security measures and other measures to protect our data. Although we have implemented systems and processes that are designed to protect our data and our neighbors’ data, prevent data loss, disable undesirable accounts and activities on our platform and prevent or detect security breaches, and maintain an information security policy, such measures cannot provide absolute security, and despite measures that we have or will in the future put in place, we may be unable to anticipate or prevent unauthorized access to such data. For example, computer malware, viruses, social engineering (predominantly spear phishing attacks), ransomware, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and are likely to occur on our systems in the future. In addition, we regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Our efforts to protect our company data or the information that we receive may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; government surveillance; or other threats that evolve.
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery of advertisements could materially adversely affect the usage of our platform on mobile devices. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the six months ended June 30, 2022, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, Apple recently introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2023. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
•fluctuations in spending by our advertisers due to seasonality, episodic regional or global events, including the ongoing COVID-19 pandemic, or other factors;
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
•health epidemics, such as the ongoing COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
•the timing of incurring additional expenses, such as increases in sales and marketing or research and development, including as a result of the ongoing COVID-19 pandemic;
•adverse litigation judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, including with respect to privacy and cybersecurity, or actions by governments or regulators, including fines, orders, or consent decrees;

•changes in U.S. generally accepted accounting principles; and
•changes in domestic and global business and macroeconomic conditions, including as a result of the ongoing COVID-19 pandemic, the war in Ukraine and the continued rise of inflation and interest rates.
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
Certain of our market opportunities and key metric estimates could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
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
We regularly review key business and other metrics, including WAUs, Verified Users and Average Revenue per Weekly Active User (“ARPU”) and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. For example, in September 2021, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have limited, and are expected to continue to limit, our ability to track individual users and devices, and measure user engagement with our emails containing monetizable content for users that use the Apple email client. These changes have affected our ability to calculate WAUs, a key business metric. Because of the introduction of these changes, we are required to rely on estimates based on past user behavior and behavior of users engaging with our monetizable content on email clients other than the Apple email client in order to determine the portion of our WAU figure relating to users that engage solely with emails with monetizable content, which may impact the effectiveness of our analytics platform, as well as the accuracy of our WAU calculations. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $(69.8) million and $(46.6) million for the six months ended June 30, 2022 and 2021, respectively. We have an accumulated deficit of $550.1 million as of June 30, 2022. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.
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

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
On June 1, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation, the war in Ukraine and the ongoing COVID-19 pandemic. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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
Our business is subject to complex and evolving U.S. and foreign laws, regulations, and industry standards, many of which are subject to change and uncertain interpretations, which uncertainty could harm our business, operating results, and financial condition.
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
The European Union is also reviewing the regulation of digital services, and is expected to enact the Digital Services Act, or the DSA, a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The United Kingdom, similarly, has proposed a draft Online Safety Bill, which, if passed, would create requirements around monitoring and handling harmful content and require us to expend resources to try to comply with the new regulations or incur liability. Similarly, Australia’s Online Safety Act 2021 recently went into effect and may impose new obligations and liabilities on platforms with respect to certain types of harmful content. While regulations to implement the law are still being promulgated and are uncertain, the regulations could require us to expend resources to try to comply with the new regulations or incur liability, and our business, operating results, and financial condition could be harmed.
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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which becomes effective January 1, 2023 (with a look back to January 1, 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. For example, Virginia, Colorado, Connecticut, and Utah have passed data privacy laws which may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. In Australia, we are also subject to, among other laws, Australia’s “Privacy Act 1988” (“Privacy Act”) and Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. In the EEA, we are subject to the GDPR and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK GDPR and the UK Data Protection Act 2018, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states and the United Kingdom, imposes a strict data protection compliance regime, grants new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests).
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
This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. Therefore, as a result of this CJEU decision, we may be required to review, amend and take additional steps to legitimize impacted personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer increased costs to ensure compliance as well as additional complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations. The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. While there is some public indication that the EU Commission and the United States will reach a new agreement on a framework for data privacy for trans-Atlantic data transfers prior to December 27, 2022, this remains uncertain. Thus, where we continue to rely on standard contractual clauses, we will need to implement the revised standard contractual clauses, in relation to relevant existing contracts and vendor/customer arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.
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
Failure to maintain effective systems of internal controls and disclosure controls could have a material adverse effect on our business, operating results, and financial condition.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. We are currently an “emerging growth company,” and, so long as we remain an “emerging growth company” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We expect that our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting for the year ended December 31, 2022, as we will be a “large accelerated filer” as of December 31, 2022, based on the assessment of our public float as of June 30, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.

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
Risks Related to Ownership of Our Class A Common Stock
The price of our Class A common stock has been and may continue to be volatile.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from effects of the ongoing COVID-19 pandemic, the war in Ukraine, recessions, rising inflation, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business, as well as to fund our Share Repurchase Program, and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board of Directors deems relevant. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2022, we had 154,978,959 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 232,826,486 shares of our Class A common stock, which registration statement has been declared effective by the SEC. Pursuant to the lock-up agreement entered into with Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and subject to certain customary exceptions, such lockup restrictions applicable to the shares held by the Sponsor began on the closing date of the Business Combination (the “Closing Date”) and end on November 5, 2022, the one year anniversary of the Closing Date. An aggregate of 11,541,291 shares of our Class A common stock and an aggregate of 8,580 shares of our Class B common stock are subject to lock-up restrictions under the Sponsor lock-up agreement. Following the expiration of the lockup applicable to the Sponsor, the Sponsor will not be restricted from selling shares of our Class A common stock, other than by applicable securities laws. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
We are currently an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are currently an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. Because the market value of our common stock held by non-affiliates as of June 30, 2022, exceeded $700 million, we will lose emerging growth company status as of December 31, 2022. Until such time, we cannot predict whether investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result of our reliance on these exemptions, the trading price of our Class A common stock may be lower than it otherwise would be, there may be a less active trading market for our Class A common stock and the trading price of our Class A common stock may be more volatile.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until December 31, 2022. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Provisions in our charter documents and under Delaware law, including anti-takeover provisions, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our Certificate of Incorporation and our Restated Bylaws (the “Bylaws”), including anti-takeover provisions, may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that our stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our Certificate of Incorporation and Bylaws include provisions that:
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
April 1, 2022 to April 30, 2022	—	$—	—	$—
May 1, 2022 to May 31, 2022	—	$—	—	$—
June 1, 2022 to June 30, 2022	3,061,092	$3.43	3,061,092	$89,507
Total	3,061,092		3,061,092
(1) In June 2022, our Board of Directors authorized a program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Company currently anticipates that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Please refer to Note 10 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(2) Average price paid per share includes costs associated with the repurchases.

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
Date: August 9, 2022

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)