Form 10-Q
period 2022-09-30
Nextdoor Holdings, Inc.
filed 2022-11-08
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 4, 2022, there were 151,043,601 shares of the registrant’s Class A common stock outstanding and 218,519,295 shares of the registrant’s Class B common stock outstanding.

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

•our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;

•our financial performance;

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates;

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

As used in this Quarterly Report, the terms “Nextdoor,” “we,” “us,” and “our” mean Nextdoor Holdings, Inc. and its subsidiaries unless the context indicates otherwise. The term “Business Combination” refers to the transactions contemplated by the that certain Agreement and Plan of Merger, dated as of July 6, 2021, by and among Khosla Ventures Acquisition Co. II, Nextdoor, Inc., and Lorelei Merger Sub Inc., as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 30, 2021, including (i) the merger contemplated by the Agreement and Plan of Merger, whereby Lorelei Merger Sub Inc. merged with and into Nextdoor, Inc., with Nextdoor, Inc. surviving the merger as a wholly-owned subsidiary of Khosla Ventures Acquisition Co. II, and (ii) the private placement pursuant to which investors collectively subscribed for 27,000,000 shares of our Class A common stock at $10.00 per share, for an aggregate purchase price of $270,000,000.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of September 30,	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$90,731	$521,812
Marketable securities	513,744	193,999
Accounts receivable, net of allowance of $388 and $425 as of September 30, 2022 and December 31, 2021, respectively	26,963	29,673
Prepaid expenses and other current assets	10,252	16,259
Total current assets	641,690	761,743
Property and equipment, net	12,622	12,545
Operating lease right-of-use assets	54,302	59,422
Intangible assets, net	3,505	4,835
Goodwill	1,211	1,211
Other assets	599	330
Total assets	$713,929	$840,086
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,402	$6,163
Operating lease liabilities, current	7,604	7,131
Liability for unvested restricted stock	476	4,765
Accrued expenses and other current liabilities	20,149	15,444
Total current liabilities	34,631	33,503
Operating lease liabilities, non-current	55,844	61,598
Total liabilities	90,475	95,101
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 149,825 and 78,954 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	15	8
Class B common stock, $0.0001 par value; 500,000 shares authorized, 219,356 and 304,701 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	22	30
Additional paid-in capital	1,212,167	1,225,815
Accumulated other comprehensive loss	(3,903)	(529)
Accumulated deficit	(584,847)	(480,339)
Total stockholders’ equity	623,454	744,985
Total liabilities and stockholders’ equity	$713,929	$840,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$53,954	$52,705	$159,495	$132,870
Costs and expenses:
Cost of revenue	9,882	7,371	29,124	20,308
Research and development	33,398	25,461	95,057	69,612
Sales and marketing	29,000	27,448	92,688	76,698
General and administrative	18,066	11,505	50,499	31,793
Total costs and expenses	90,346	71,785	267,368	198,411
Loss from operations	(36,392)	(19,080)	(107,873)	(65,541)
Interest income	2,703	21	5,347	86
Other income (expense), net	(709)	(277)	(1,602)	(451)
Loss before income taxes	(34,398)	(19,336)	(104,128)	(65,906)
Provision for income taxes	319	27	380	96
Net loss	$(34,717)	$(19,363)	$(104,508)	$(66,002)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.18)	$(0.27)	$(0.64)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	377,756	106,387	381,571	102,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(34,717)	$(19,363)	$(104,508)	$(66,002)
Other comprehensive income (loss):
Foreign currency translation adjustments	291	175	783	279
Change in unrealized loss on available-for-sale marketable securities	(709)	(5)	(4,157)	(3)
Total other comprehensive income (loss)	$(418)	$170	$(3,374)	$276
Comprehensive loss	$(35,135)	$(19,193)	$(107,882)	$(65,726)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of June 30, 2022	—	$—	154,979	$16	230,699	$23	$1,255,034	$(3,485)	$(550,130)	$701,458
Release of restricted stock units	—	—	1,555	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(20,191)	(2)	—	—	(66,737)	—	—	(66,739)
Conversion from Class B to Class A common stock	—	—	11,343	1	(11,343)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	1,587	—	—	—	3,608	—	—	3,608
Issuance of common stock under employee stock purchase plan	—	—	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	—	—	132	—	—	132
Vesting of restricted stock	—	—	—	—	—	—	1,430	—	—	1,430
Stock-based compensation	—	—	—	—	—	—	17,270	—	—	17,270
Other comprehensive loss	—	—	—	—	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	—	—	—	—	(34,717)	(34,717)
Balances as of September 30, 2022	—	$—	149,825	$15	219,356	$22	$1,212,167	$(3,903)	$(584,847)	$623,454

	Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of June 30, 2021	190,477	$447,166	—	$—	110,170	$10	$115,295	$(691)	$(431,653)	$(317,039)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	2,758	—	4,930	—	—	4,930
Vesting of early exercised stock options	—	—	—	—	—	—	118	—	—	118
Vesting of restricted stock	—	—	—	—	—	—	1,429	—	—	1,429
Stock-based compensation	—	—	—	—	—	—	10,592	—	—	10,592
Other comprehensive income	—	—	—	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	—	—	—	(19,363)	(19,363)
Balances as of September 30, 2021	190,477	$447,166	—	$—	112,928	$10	$132,364	$(521)	$(451,016)	$(319,163)

	Nine Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2021	—	$—	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	—	—	2,476	—	97	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(695)	—	—	(695)
Repurchase of common stock			(23,252)	(2)	—	—	(77,230)	—	—	(77,232)
Conversion from Class B to Class A common stock	—	—	88,049	9	(88,049)	(9)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	3,046	—	2,434	1	11,218	—	—	11,219
Issuance of common stock in connection with acquisition	—	—	—	—	173	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	—	—	383	—	—	383
Vesting of restricted stock	—	—	—	—	—	—	4,289	—	—	4,289
Stock-based compensation	—	—	—	—	—	—	46,957	—	—	46,957
Other comprehensive loss	—	—	—	—	—	—	—	(3,374)	—	(3,374)
Net loss	—	—	—	—	—	—	—	—	(104,508)	(104,508)
Balances as of September 30, 2022	—	$—	149,825	$15	219,356	$22	$1,212,167	$(3,903)	$(584,847)	$623,454

	Nine Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount	Shares	Amount	Shares(1)	Amount
Balances as of December 31, 2020	190,477	$447,166	—	$—	103,777	$10	$87,945	$(797)	$(385,014)	$(297,856)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	9,130	—	12,836	—	—	12,836
Issuance of common stock in connection with acquisition	—	—	—	—	21	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	324	—	—	324
Vesting of restricted stock	—	—	—	—	—	—	4,288	—	—	4,288
Stock-based compensation	—	—	—	—	—	—	26,971	—	—	26,971
Other comprehensive income	—	—	—	—	—	—	—	276	—	276
Net loss	—	—	—	—	—	—	—	—	(66,002)	(66,002)
Balances as of September 30, 2021	190,477	$447,166	—	$—	112,928	$10	$132,364	$(521)	$(451,016)	$(319,163)
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

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(104,508)	$(66,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,169	3,202
Stock-based compensation	46,957	26,971
Bad debt expense	(40)	76
Other	(677)	294
Changes in operating assets and liabilities:
Accounts receivable, net	2,750	(5,042)
Prepaid expenses and other current assets	6,075	426
Operating lease right-of-use assets	5,120	4,938
Other assets	(269)	330
Accounts payable	(445)	221
Operating lease liabilities	(5,280)	(4,147)
Accrued expenses and other current liabilities	5,351	5,453
Net cash used in operating activities	(40,797)	(33,280)
Cash flows from investing activities:
Purchases of property and equipment	(2,182)	(8,089)
Purchases of marketable securities	(555,052)	(40,251)
Sales of marketable securities	7,822	2,411
Maturities of marketable securities	224,005	50,645
Net cash provided by (used in) investing activities	(325,407)	4,716
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	11,219	12,836
Proceeds from issuance of common stock under employee stock purchase plan	1,430	—
Payment of transaction costs related to the Reverse Recapitalization	(314)	(2,973)
Tax withholdings on release of restricted stock units	(695)	—
Repurchase of common stock	(77,232)	—
Prepayment under share repurchase program	(68)	—
Net cash provided by (used in) financing activities	(65,660)	9,863
Effect of exchange rate changes on cash and cash equivalents	783	278
Net decrease in cash and cash equivalents	(431,081)	(18,423)
Cash and cash equivalents at beginning of period	521,812	84,743
Cash and cash equivalents at end of period	$90,731	$66,320
Supplemental cash flow disclosures:
Cash paid for taxes, net	$256	$296
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$4,672	$4,612
Lease liabilities arising from obtaining right-of-use assets	$—	$34,971
Purchases of property and equipment not yet settled	$734	$—
Unpaid deferred transaction costs	$—	$1,617
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
On November 5, 2021 (the “Closing”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated July 6, 2021, as amended on September 30, 2021 (the “Merger Agreement”), by and among Khosla Ventures Acquisition Co. II (“KVSB”), a special purpose acquisition company, Lorelei Merger Sub Inc. (“Merger Sub”), and Nextdoor, Inc. (“Legacy Nextdoor”), with Legacy Nextdoor surviving as a wholly owned subsidiary of KVSB (the “Merger” and, collectively with the other transactions that occurred in connection with the Merger, including the PIPE Investment (as described in Note 3, the “Reverse Recapitalization”)). In connection with the Closing, KVSB was renamed to Nextdoor Holdings, Inc. Reported results from operations included herein prior to the Reverse Recapitalization are those of Legacy Nextdoor.
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
•KVSB assumed the Nextdoor Holdings, Inc. name and Legacy Nextdoor’s corporate headquarters; and
•The intended strategy and operations of Nextdoor continued Legacy Nextdoor’s strategy and operations to leverage technology to connect millions of neighbors online and in real life to build stronger, more vibrant, and resilient neighborhoods.
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
Note 4. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of September 30, 2022 and December 31, 2021, deferred revenue was $5.4 million and $3.4 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each period was $2.6 million and $2.2 million, respectively. For the nine months ended September 30, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each period was $2.9 million and $2.2 million, respectively.
Note 5. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$45,996	$—	$—	$45,996
Corporate bonds	4,082	—	—	4,082
Commercial paper	3,982	—	—	3,982
Marketable securities:
Certificates of deposit	37,365	8	(205)	37,168
Commercial paper	88,616	10	(68)	88,558
Corporate bonds	325,569	10	(3,460)	322,119
U.S. Treasury securities	47,965	—	(327)	47,638
Asset-backed securities	18,403	2	(144)	18,261
Total marketable securities	517,918	30	(4,204)	513,744
Total	$571,978	$30	$(4,204)	$567,804

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$474,294	$—	$—	$474,294
Marketable securities:
Commercial paper	83,728	—	—	83,728
Corporate bonds	78,353	24	(14)	78,363
U.S. Treasury securities	15,200	—	(12)	15,188
Asset-backed securities	16,735	—	(15)	16,720
Total marketable securities	194,016	24	(41)	193,999
Total	$668,310	$24	$(41)	$668,293
All marketable securities are designated as available-for-sale securities as of September 30, 2022 and December 31, 2021.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$434,787	$431,827
Due after one to four years	83,131	81,917
Total	$517,918	$513,744

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$137,077	$137,043
Due after one to four years	56,939	56,956
Total	$194,016	$193,999
Note 6. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of September 30, 2022 and December 31, 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement as of September 30, 2022
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$45,996	$—	$45,996
Corporate bonds	—	4,082	4,082
Commercial paper	—	3,982	3,982
Marketable securities:
Certificates of deposit	—	37,168	37,168
Commercial paper	—	88,558	88,558
Corporate bonds	—	322,119	322,119
U.S. Treasury securities	—	47,638	47,638
Asset-backed securities	—	18,261	18,261
Total marketable securities	—	513,744	513,744
Total cash equivalents and marketable securities	$45,996	$521,808	$567,804

	Fair Value Measurement as of December 31, 2021
	Level 1	Level 2	Total
Assets:
Cash equivalents:
Money market funds	$474,294	$—	$474,294
Marketable securities:
Commercial paper	—	83,728	83,728
Corporate bonds	—	78,363	78,363
U.S. Treasury securities	—	15,188	15,188
Asset-backed securities	—	16,720	16,720
Total marketable securities	—	193,999	193,999
Total cash equivalents and marketable securities	$474,294	$193,999	$668,293
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
Note 7. Other Balance Sheet Components
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2022	2021
Accrued compensation	$6,773	$3,375
Deferred revenue	5,428	3,388
Taxes payable	616	879
Liability for early exercise of unvested stock options	308	690
Other accrued expenses and current liabilities	7,024	7,112
Accrued expenses and other current liabilities	$20,149	$15,444
Note 8. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of September 30, 2022 and December 31, 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and nine months ended September 30, 2022 and 2021, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of September 30, 2022 and December 31, 2021.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. As of September 30, 2022, no disbursements had been made related to this loan. In October 2022, the Company made a loan disbursement of $5.0 million.
Note 9. Common Stock and Stockholders’ Equity (Deficit)
The shares and corresponding capital amounts and all per share data related to Legacy Nextdoor’s authorized and outstanding redeemable convertible preferred stock, common stock, and stock-based awards prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio.

Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of September 30, 2022 and December 31, 2021, the Company had $0.3 million and $0.7 million recorded in accrued expenses and other current liabilities related to 184,029 and 421,594 unvested shares of common stock subject to repurchase, respectively.
Restricted Stock Subject to Repurchase
In 2018, an executive of the Company purchased 15,408,183 shares of restricted stock, subject to time-based service requirements, which vest over a forty-eight month period. The shares issued upon the purchase of restricted stock are considered to be legally issued and outstanding on the date of purchase and the executive has full voting rights. Upon termination of service, the Company may repurchase unvested shares acquired at a price equal to the price per share paid upon the exercise. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of September 30, 2022, the Company had $0.5 million recorded in deposits related to 321,006 unvested shares of common stock subject to repurchase. As of December 31, 2021, the Company had $4.8 million recorded in deposits related to 3,210,037 unvested shares of common stock subject to repurchase. For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $1.1 million and $1.1 million, respectively, related to this restricted stock. For the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $3.4 million and $3.4 million, respectively, related to this restricted stock.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three and nine months ended September 30, 2022, 551,765 shares of Class A common stock were purchased under the 2021 ESPP.
Share Repurchase Program
On May 31, 2022, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2024. Repurchases of Class A common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. The Company currently anticipates that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of the Company’s Class A common stock have been repurchased. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
When the Company repurchases shares under the Share Repurchase Program, it reduces the common stock component of stockholders’ equity by the par value of the repurchased shares. The excess of the repurchase price over par value is recorded to additional paid-in capital. All repurchased shares are retired and become authorized and unissued shares.
During the three and nine months ended September 30, 2022, the Company repurchased and retired 20,190,611 and 23,251,703 shares of Class A common stock at an average purchase price of $3.31 and $3.32 per share for an aggregate repurchase price of $66.7 million and $77.2 million, respectively. As of September 30, 2022, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
Stock Options and RSUs
The Company may grant options to acquire shares of Class A common stock to employees, directors, officers, and consultants at a price not less than the fair market value of the shares at the date of grant. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of ten years. Options granted generally vest on a monthly basis over three to four years. RSUs granted for Class A common stock generally vest on a quarterly basis over three to four years.

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balances at December 31, 2021	58,278	$2.35	8.1	$322,799
Options granted	6,736	$5.76
Options exercised	(5,480)	$2.05
Options forfeited or expired	(7,108)	$3.38
Balances at September 30, 2022	52,426	$2.68	7.6	$32,612
Options vested and exercisable at September 30, 2022	27,455	$2.00	6.3	$25,399
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $3.13 per share and $3.72 per share during the nine months ended September 30, 2022 and 2021, respectively.
The total number of shares vested during the nine months ended September 30, 2022 and 2021 was 10,106,948 and 12,072,437, respectively. The weighted average grant-date fair value of options vested was $2.69 per share and $1.98 per share during the nine months ended September 30, 2022 and 2021, respectively. The intrinsic value of the options exercised was $13.4 million and $22.8 million for the nine months ended September 30, 2022 and 2021, respectively.
The Company did not issue any grants to non-employees during the nine months ended September 30, 2022. The Company granted 19,640 options to non-employees during the nine months ended September 30, 2021.

A summary of the Company’s RSU activity for the nine months ended September 30, 2022 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,511	$8.74
RSUs granted	22,757	$4.40
RSUs vested	(2,682)	$5.54
RSUs forfeited	(1,665)	$5.88
Unvested at September 30, 2022	20,921	$4.65

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Nine Months Ended September 30,
	2022	2021
Expected volatility	53.9% - 73.9%	53.7% -54.5%
Expected term (years)	6.0	6.3
Risk-free interest rate	2.6%	1.1%
Expected dividend yield	—	—
Fair value of common stock per share	$3.34 - $6.06	$4.92 - $6.83

Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$732	$383	$1,906	$981
Research and development	9,630	5,680	25,914	13,954
Sales and marketing	2,621	1,711	7,617	4,461
General and administrative	4,287	2,818	11,520	7,575
Total	$17,270	$10,592	$46,957	$26,971
As of September 30, 2022, there was $174.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.
Note 10. Net Loss Per Share Attributable to Common Stockholders
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022		2021
	Class A	Class B	Common	Class A	Class B	Common
Net loss attributable to common stockholders	$(14,142)	$(20,575)	$(19,363)	$(32,588)	$(71,920)	$(66,002)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	153,877	223,879	106,387	118,984	262,587	102,495
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.18)	$(0.27)	$(0.27)	$(0.64)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of September 30,
	2022	2021
Redeemable convertible preferred stock	—	190,477
Outstanding stock options	52,426	60,595
Unvested RSUs	20,921	649
Unvested early exercised stock options subject to repurchase	184	494
Unvested restricted stock	321	4,173
Shares issuable pursuant to the ESPP	2,539	—
Contingently issuable shares	7	181
Total	76,398	256,569

Note 11. Income Taxes
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
The Company recorded an income tax expense for the three months ended September 30, 2022 and 2021 of $0.3 million and less than $0.1 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the nine months ended September 30, 2022 and 2021 of $0.4 million and less than $0.1 million, respectively, both of which were primarily related to foreign taxes.
Note 12. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$52,205	$50,751	$153,715	$126,885
International	1,749	1,954	5,780	5,985
Total	$53,954	$52,705	$159,495	$132,870

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of September 30, 2022, Nextdoor was in more than 300,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended September 30, 2022 are as follows:
•Weekly Active Users (“WAUs”) were 38.3 million, an increase of 17% compared to the three months ended September 30, 2021.
•Average revenue per weekly active user (“ARPU”) was $1.41, a decrease of 12% compared to the three months ended September 30, 2021.
Financial Results as of and for the three and nine months ended September 30, 2022 are as follows:
•Revenue for the three months ended September 30, 2022 was $54.0 million, an increase of 2% compared to the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 was $159.5 million, an increase of 20% compared to the nine months ended September 30, 2021.
•Total costs and expenses for the three months ended September 30, 2022 were $90.3 million, an increase of 26% compared to the three months ended September 30, 2021. Total costs and expenses for the nine months ended September 30, 2022 were $267.4 million, an increase of 35% compared to the nine months ended September 30, 2021.
•Net loss for the three months ended September 30, 2022 increased 79% to $(34.7) million, compared to $(19.4) million for the three months ended September 30, 2021. Net loss for the nine months ended September 30, 2022 increased 58% to $(104.5) million, compared to $(66.0) million for the nine months ended September 30, 2021.
•Adjusted EBITDA loss for the three months ended September 30, 2022 increased 138% to $(18.4) million, compared to $(7.7) million for the three months ended September 30, 2021. Adjusted EBITDA loss for the nine months ended September 30, 2022 increased 63% to $(58.3) million, compared to $(35.8) million for the nine months ended September 30, 2021.
•Cash, cash equivalents, and marketable securities were $604.5 million as of September 30, 2022.
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
Our WAU for the three months ended September 30, 2022 and 2021 were 38.3 million and 32.8 million, respectively, which represents 17% growth period over period. As illustrated below, our international WAUs have generally grown at a faster rate than our U.S. WAUs, and we expect this international growth to continue to outpace U.S. growth in the near term.
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

Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
27.2
27.1
27.6
29.2
32.8
35.9
36.7
36.9
38.3
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended September 30, 2022 and 2021 was $1.41 and $1.61, respectively.
Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.17
$1.48
$1.25
$1.57
$1.61
$1.65
$1.39
$1.48
$1.41
Q3'20
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$53,954	$52,705	$159,495	$132,870
Costs and expenses(1):
Cost of revenue	9,882	7,371	29,124	20,308
Research and development	33,398	25,461	95,057	69,612
Sales and marketing	29,000	27,448	92,688	76,698
General and administrative	18,066	11,505	50,499	31,793
Total costs and expenses	90,346	71,785	267,368	198,411
Loss from operations	(36,392)	(19,080)	(107,873)	(65,541)
Interest income	2,703	21	5,347	86
Other income (expense), net	(709)	(277)	(1,602)	(451)
Loss before income taxes	(34,398)	(19,336)	(104,128)	(65,906)
Provision for income taxes	319	27	380	96
Net loss	$(34,717)	$(19,363)	$(104,508)	$(66,002)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$732	$383	$1,906	$981
Research and development	9,630	5,680	25,914	13,954
Sales and marketing	2,621	1,711	7,617	4,461
General and administrative	4,287	2,818	11,520	7,575
Total	$17,270	$10,592	$46,957	$26,971

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue)	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	14	18	15
Research and development	62	48	60	52
Sales and marketing	54	52	58	58
General and administrative	33	22	32	24
Total costs and expenses	167	136	168	149
Loss from operations	(67)	(36)	(68)	(49)
Interest income	5	—	3	—
Other income (expense), net	(1)	(1)	(1)	—
Loss before income taxes	(64)	(37)	(65)	(50)
Provision for income taxes	1	—	—	—
Net loss	(64)%	(37)%	(66)%	(50)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Revenue	$53,954	$52,705	$1,249	2%	$159,495	$132,870	$26,625	20%
Revenue increased by $1.2 million, or 2%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increased advertiser demand for our product offerings, our growing sales team, and increased user engagement as measured by a 17% increase in Q3 WAUs. ARPU decreased 12% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, reflecting stronger year-over-year WAU growth relative to revenue growth.
Revenue increased by $26.6 million, or 20%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increased advertiser demand for our product offerings, and increased user engagement as measured by a 25% increase in WAUs. Year-to-date ARPU decreased 4% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, reflecting stronger year-over WAU growth relative to revenue growth.
Cost of revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Cost of revenue	$9,882	$7,371	$2,511	34%	$29,124	$20,308	$8,816	43%
Cost of revenue increased by $2.5 million, or 34%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to $1.5 million higher third-party hosting costs due to increased user growth and engagement, a $0.7 million increase in allocated personnel-related costs, and a $0.3 million increase in third-party costs associated with delivering and supporting our advertising products.

Cost of revenue increased by $8.8 million, or 43%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to $5.1 million higher third-party hosting costs due to increased user growth and engagement, a $1.9 million increase in allocated personnel-related costs, and a $1.1 million increase in third-party costs associated with delivering and supporting our advertising products.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Research and development	$33,398	$25,461	$7,937	31%	$95,057	$69,612	$25,445	37%
Research and development expenses increased by $7.9 million, or 31%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $7.2 million increase in personnel-related costs primarily driven by an increase in headcount and a $0.5 million increase in third-party software costs.
Research and development expenses increased by $25.4 million, or 37%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $21.4 million increase in personnel-related costs primarily driven by an increase in headcount, a $2.2 million increase in third-party software costs, and a $0.9 million increase in allocated overhead costs reflecting an increase in headcount.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
Personnel-related and other	$19,451	$14,709	$4,742	32%	$57,554	$41,570	$15,984	38%
Brand and performance marketing	6,584	9,831	(3,247)	(33)%	26,050	26,281	(231)	(1)%
Neighbor services	2,966	2,908	58	2%	9,084	8,847	237	3%
Total sales and marketing	$29,000	$27,448	$1,553	6%	$92,688	$76,698	$15,990	21%
Sales and marketing expenses increased by $1.6 million, or 6%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $4.7 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $0.2 million increase in performance marketing costs to attract small and mid-sized customers, partially offset by a $3.4 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels.
Sales and marketing expenses increased by $16.0 million, or 21%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $16.0 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $2.9 million increase in performance marketing costs to attract small and mid-sized customers, partially offset by a $3.1 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	$	%	2022	2021	$	%
General and administrative	$18,066	$11,505	$6,561	57%	$50,499	$31,793	$18,706	59%

General and administrative expenses increased by $6.6 million, or 57%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to a $3.7 million increase in personnel-related costs which was driven by an increase in headcount, a $1.6 million increase in insurance expenses, and a $0.4 million increase in business taxes and fees.
General and administrative expenses increased by $18.7 million, or 59%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to a $9.4 million increase in personnel-related costs which was driven by an increase in headcount, a $5.0 million increase in insurance expenses, and a $1.9 million increase in professional fees primarily related to operating as a public company.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%	2022	2021	$	%
Interest income	$2,703	$21	$2,682	NM	$5,347	$86	$5,261	NM
Interest income increased by $2.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily driven by an increase in marketable securities and an improvement in interest rates.
Interest income increased by $5.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily driven by an increase in marketable securities and an improvement in interest rates.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%	2022	2021	$	%
Other income (expense), net	$(709)	$(277)	$(432)	156%	$(1,602)	$(451)	$(1,151)	255%
Other expense increased by $0.4 million, or 156%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Other expense increased by $1.2 million, or 255%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%	2022	2021	$	%
Provision for income taxes	$319	$27	$292	NM	$380	$96	$284	296%
Provision for income taxes increased by $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to foreign income tax expenses.
Provision for income taxes increased by $0.3 million, or 296%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to foreign income tax expenses.

Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Reverse Recapitalization, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $584.8 million as of September 30, 2022. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of September 30, 2022, we had $604.5 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from a future equity or debt financing. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, and the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three and nine months ended September 30, 2022, we repurchased and retired 20,190,611 and 23,251,703 shares of Class A common stock at an average purchase price of $3.31 and $3.32 per share for an aggregate repurchase price of $66.7 million and $77.2 million, respectively. As of September 30, 2022, we had $22.8 million available for future share repurchases under the Share Repurchase Program.

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

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(40,797)	$(33,280)
Net cash provided by (used in) investing activities	$(325,407)	$4,716
Net cash provided by (used in) financing activities	$(65,660)	$9,863

Operating activities
Cash used in operating activities during the nine months ended September 30, 2022 was $40.8 million which resulted from a net loss of $(104.5) million, adjusted for non-cash charges of $50.4 million and net cash inflows of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $47.0 million of stock-based compensation expense and $4.2 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $6.1 million decrease in prepaid expenses and other current assets, a $5.4 million increase in accrued expenses and other current liabilities, a $5.1 million decrease in operating lease right-of-use assets due to normal amortization, and a $2.8 million decrease in accounts receivable. These amounts were partially offset by a $5.3 million decrease in operating lease liabilities due to lease payments, and a $0.4 million decrease in accounts payable.
Cash used in operating activities during the nine months ended September 30, 2021 was $33.3 million which resulted from a net loss of $(66.0) million, adjusted for non-cash charges of $30.5 million and net cash inflows of $2.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $27.0 million of stock-based compensation expense and $3.2 million of depreciation and amortization expense. The net cash inflow from changes in operating assets and liabilities was primarily the result of a $5.5 million increase in accrued expenses and other current liabilities, a $4.9 million decrease in operating lease right-of-use assets due to normal amortization, and a $0.2 million increase in accounts payable. These amounts were partially offset by a $5.0 million increase in accounts receivable, net and a $4.1 million decrease in operating lease liabilities due to lease payments.
Investing activities
Cash used in investing activities for the nine months ended September 30, 2022 was $325.4 million, which consisted of purchases of marketable securities of $555.1 million and the purchase of property and equipment of $2.2 million. This was partially offset by proceeds from maturities of marketable securities of $224.0 million and proceeds from sales of marketable securities of $7.8 million.
Cash provided by investing activities for the nine months ended September 30, 2021 was $4.7 million, which consisted of proceeds from maturities of marketable securities of $50.6 million and proceeds from sales of marketable securities of $2.4 million. This was partially offset by the purchases of marketable securities of $40.3 million and the purchase of property and equipment of $8.1 million.
Financing activities
Cash used in financing activities for the nine months ended September 30, 2022 was $65.7 million, which consisted of repurchases of common stock of $77.2 million, tax withholdings on release of restricted stock units of $0.7 million, and payment of deferred transaction costs of $0.3 million. This was partially offset by $11.2 million of proceeds from the exercise of stock options, net of repurchases and $1.4 million of proceeds from the issuance of common stock under the employee stock purchase plan.
Cash provided by financing activities for the nine months ended September 30, 2021 was $9.9 million, which consisted of $12.8 million of proceeds from the exercise of stock options, net of repurchases. This was partially offset by the payment of deferred transaction costs of $3.0 million.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(34,717)	$(19,363)	$(104,508)	$(66,002)
Depreciation and amortization	1,465	1,047	4,169	3,202
Stock-based compensation	17,270	10,592	46,957	26,971
Interest income	(2,703)	(21)	(5,347)	(86)
Provision for income taxes	319	27	380	96
Adjusted EBITDA	$(18,366)	$(7,718)	$(58,349)	$(35,819)
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
Interest Rate Risk
As of September 30, 2022, we had cash and cash equivalents of $90.7 million and marketable securities of $513.7 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
•decreases in neighbor or advertiser engagement on the platform;
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

In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Similarly, Google has announced that it plans to stop supporting third-party cookies in its Google Chrome browser, likely by the end of 2024, and, more recently, that it intends to limit access by mobile applications to advertising identifiers on Android devices. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
We compete with companies that provide a variety of internet products, services, content, and online advertising. In addition, aspects of our platform compete with other products and services, including home services, classifieds, real estate, recommendations, and search engines. Of these companies, we most directly compete with social media companies that offer local products to advertisers and users, including large companies such as Meta (including through Facebook and Instagram) and Alphabet (including through Google), and other companies that provide home services, classifieds, real estate, recommendations, and search engines. We compete with these companies to attract, engage, and retain users and to attract and retain advertisers. If we introduce or acquire new products and services or evolve our platform in a way that subjects us to additional competition or as existing competitors introduce new products and services or evolve their platforms, we may fail to engage or retain neighbors or attract new neighbors, which could harm our business, operating results, and financial condition.
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

Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple introduced changes starting with iOS 14.5 that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Additionally, effective June 30, 2022, the Apple App Store guidelines require apps that support account creation to also allow users to delete their account within the app. This change has and may continue to impact our ability to retain users. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods and expect to continue to invest broadly across our organization to support our growth. Our revenue has grown from $52.7 million for the three months ended September 30, 2021 to $54.0 million for the three months ended September 30, 2022. Weekly Active Users (“WAUs”) on our platform have grown from 32.8 million for the three months ended September 30, 2021 to 38.3 million for the three months ended September 30, 2022. Moreover, the number of our full-time employees has grown from 583 as of September 30, 2021 to 723 as of September 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
As a result of the COVID-19 pandemic, in 2020, we temporarily closed all our offices (including our corporate headquarters) globally and implemented certain travel restrictions, both of which temporarily disrupted how we operate our business, including limiting certain of our sales and marketing plans and requiring us to manage a significant majority of our workforce remotely. We have since reopened certain offices in a phased manner. Our efforts to reopen these offices safely may not be successful, could expose our employees to health risks, and us to associated liability, and could involve additional financial burdens.
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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of September 30, 2022, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 300,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We rely on third parties, including email providers, mobile data networks, geolocation providers, and the United States Postal Service (“USPS”) to complete the verification process for our neighbors’ accounts. Any failure or interruption experienced by such third parties, including the USPS, could result in the inability of neighbors to join our platform, resulting in harm to our reputation and an adverse impact to our business, operating results, and financial condition.
We rely on third parties to verify our neighbors’ accounts through several methods, including but not limited to email, SMS text message, phone calls, geolocation and mailed invitations. For example, we utilize email providers, mobile data networks, geolocation providers and the USPS to verify neighbors’ accounts. Account verification is a critical feature of our platform because it demonstrates that neighbors actually live in the neighborhood they desire to join. Any failure, interruption, or loss of access to such third parties or their software or the USPS could result in the inability of neighbors to join our platform. Our reliance on third parties makes us vulnerable to any service interruptions, whether as a result of a cyber-attack, security breach, weather or other events, or delays in their operations. Additionally, alternative email providers, mobile data networks, geolocation providers or postal providers may be more costly to use than our current providers, including the USPS. Any disruption in the third parties, including the USPS, could harm our neighbor growth, which in turn could make us a less attractive advertising platform and harm our reputation, and could harm our business, operating results, and financial condition.
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the nine months ended September 30, 2022, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, Apple recently introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $(104.5) million and $(66.0) million for the nine months ended September 30, 2022 and 2021, respectively. We have an accumulated deficit of $584.8 million as of September 30, 2022. We anticipate that our operating expenses and capital expenditures will increase substantially in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.
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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation, the war in Ukraine and the ongoing COVID-19 pandemic. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Moreover, the U.S. Supreme Court recently agreed to hear a case concerning the scope of CDA protection; an eventual ruling in that case might narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.

On July 5, 2022, the European Parliament voted to adopt the Digital Services Act (the “DSA”), a package of legislation intended to update the liability and safety rules for digital platforms, products, and services, which could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. On October 4, 2022, the Council of the European Union adopted the DSA and it was formally signed into law on October 19, 2022. The United Kingdom, similarly, has proposed a draft Online Safety Bill, which, if passed, would create requirements around monitoring and handling harmful content and require us to expend resources to try to comply with the new regulations or incur liability. Similarly, Australia’s Online Safety Act 2021, which went into effect in January 2022, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate could require us to expend additional resources to maintain compliance with any new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which becomes effective January 1, 2023 (with a look back to January 1, 2022). The CPRA will significantly modify the CCPA, including by expanding consumers’ rights and establishing a new state agency that will be vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. For example, Virginia, Colorado, Connecticut, and Utah have all passed data privacy laws that go into effect at various times in 2023, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. Therefore, as a result of this CJEU decision, we may be required to review, amend and take additional steps to legitimize impacted personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer increased costs to ensure compliance as well as additional complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations. The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. Although the EU Commission and the United States have made progress in their negotiations to reach a new agreement on a framework for data privacy for trans-Atlantic data transfers by agreeing to the Trans-Atlantic Data Privacy Framework in March 2022, and President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities on October 7, 2022, the timeline for both parties to finalize a framework for data privacy for trans-Atlantic data transfers remains uncertain. Thus, where we continue to rely on standard contractual clauses, we will need to implement the revised standard contractual clauses, in relation to relevant existing contracts and vendor/customer arrangements, within the relevant time frames. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.
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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a recent European court decision and regulators’ recent guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.

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
Operating as a public company will increase our expenses as a result of the additional accounting, legal and various other additional expenses associated with operating as a public company and complying with public company disclosure obligations. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we have and will continue to, among other things:
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2022, we had 149,825,182 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 232,826,486 shares of our Class A common stock, which registration statement has been declared effective by the SEC. Pursuant to the lock-up agreement entered into with Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and subject to certain customary exceptions, such lockup restrictions applicable to the shares held by the Sponsor began on the closing date of the Business Combination (the “Closing Date”) and end on November 5, 2022, the one year anniversary of the Closing Date. An aggregate of 11,541,291 shares of our Class A common stock and an aggregate of 8,580 shares of our Class B common stock are subject to lock-up restrictions under the Sponsor lock-up agreement. Following the expiration of the lockup applicable to the Sponsor, the Sponsor will not be restricted from selling shares of our Class A common stock, other than by applicable securities laws. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
July 1, 2022 to July 31, 2022	4,547,680	$3.63	4,547,680	$73,003
August 1, 2022 to August 31, 2022	6,938,173	$3.28	6,938,173	$50,280
September 1, 2022 to September 30, 2022	8,704,758	$3.16	8,704,758	$22,768
Total	20,190,611		20,190,611
(1) On May 31, 2022, our Board of Directors authorized a program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Company currently anticipates that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. Please refer to Note 9 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
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
Date: November 8, 2022

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)