Form 10-K
period 2022-12-31
Nextdoor Holdings, Inc.
filed 2023-02-28
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40246

Nextdoor Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1776836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

420 Taylor Street San Francisco, California (Address of Principal Executive Offices)	94102 (Zip Code)
Registrant’s telephone number, including area code: (415) 344-0333 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Class A common stock, par value $0.0001 per share	KIND	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $753.0 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 24, 2023, there were 157,418,770 shares of the registrant’s Class A common stock outstanding and 217,053,757 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022.

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

•our ability to invest in, and the ultimate success of, technologies aimed at enhancing our business solutions and delivering additional value to our platform;
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

•our financial performance; and

•other factors detailed in Part I, Item 1A, “Risk Factors” in this Annual Report.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report. Readers are urged to carefully review and consider the various disclosures made in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”) that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

•Adverse global economic and financial conditions could harm our business and financial condition.

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

•We are dependent on third-party software and service providers, including the Google Ad Manager (“GAM”) platform, for management and delivery of advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

•We rely on third-party software and service providers, including Amazon Web Services (“AWS”), to provide systems, storage and services for our platform. Any failure or interruption experienced by such third parties could result in the inability of neighbors and advertisers to access or utilize our platform, and adversely impact our business, operating results, and financial condition.

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

•We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition and operating results will be adversely affected.

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

PART I
Item 1. Business
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Nextdoor is the neighborhood network that connects neighborhood stakeholders, including neighbors, businesses and public services, online and in real life to build stronger, more vibrant, and resilient neighborhoods. As of December 31, 2022, Nextdoor was in more than 305,000 neighborhoods around the world and in 1 in 3 households in the United States, and during the fourth quarter of 2022, we reached 78 million global Verified Neighbors1. Nextdoor is built on the power of hyperlocal community. Neighbors and organizations, which include small and mid-sized businesses, large brands, public agencies, and nonprofits, around the world turn to Nextdoor to receive trusted information, give and get help, and build real-world connections with neighborhood stakeholders.
Nextdoor began in the United States, and as of December 31, 2022, our platform was available in 11 countries. Beyond the United States, Nextdoor supports neighborhoods in the United Kingdom, Canada, Australia, Netherlands, France, Spain, Italy, Germany, Sweden, and Denmark. In the United Kingdom, as of December 31, 2022, Nextdoor was in 1 in 4 households, and 1 in 3 households in London. We intend to expand our neighbor footprint globally and to increasingly become a weekly use case for neighbors.
Value for Neighbors and Organizations
Value for Neighbors
Neighbors come to Nextdoor to connect to the neighborhoods that matter to them so they can belong. We leverage technology to enable online and real-world connections between neighbors and organizations — both of which are a valuable part of the neighborhood ecosystem. Nextdoor ensures neighbors are connected to real people by requiring neighbors to use their real name and address, which fosters a trusted environment so they can meet and learn more about those nearby. Further, since the experience is based on geographical location, Nextdoor uniquely provides a way to bring online connections into the real world.
Value for Organizations
Nextdoor connects neighbors with each other and everything nearby, including organizations. Organizations are essential for building strong, vibrant neighborhoods and are a trusted and core member of the community. Businesses of all sizes and types come to Nextdoor to build their reputation and reach their customers in meaningful ways and to encourage action through hyperlocal targeting and personalization of advertising at scale. Public agencies come to Nextdoor to deliver critical information to neighbors with hyperlocal distribution. Businesses and public agencies also leverage Nextdoor to find out what is important to the neighbors in the local community and to communicate with them directly. This includes keeping neighbors apprised about everything from local events, such as restaurant launches and street fairs, to empowering businesses to build their reputation in their local communities. Nextdoor helps public agencies create meaningful connections with the neighborhoods they serve by enabling them to provide timely updates, and alerts and tips to stay safe and protected during times of crisis, such as power outages, storms, or wildfires.
Our Platform
Nextdoor’s product strategy fulfills our purpose by enabling neighbors and organizations to build an “Active Valued Community” — an engaged community of neighbors, businesses and public services that you can trust and depend on to exchange valuable information, goods, and services. Nextdoor is a high-utility platform, offering distinct functionalities and experiences for neighbors and organizations alike.
How neighbors discover what's happening nearby
•Newsfeed: The Newsfeed is where neighbors find constantly updated posts, discussions, photos, and links from other neighbors and organizations. Neighbors can respond by commenting or adding a reaction (e.g., like, thank, and wow), and can set their feed preferences (e.g., rank by top posts, recent activity, recent posts, or popular everywhere).
•Discover: The Discover tab and improved navigation bar, both launched in the second quarter of 2022, complement the Newsfeed and allow neighbors to find nearby Groups, neighbors, businesses and Events nearby, leveraging a nativized maps surface designed to promote on-platform to off-platform interaction.
1 Verified Neighbors are individuals who have joined Nextdoor and completed the verification process for their account.

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
How neighbors connect with organizations and find local resources
•Businesses: Neighbors use Nextdoor to discover spots most-loved by locals, leave recommendations, find exclusive deals and promotions, and interact with businesses. In the third quarter of 2022, we launched Faves to allow neighbors to connect with and follow their favorite local businesses.
•For Sale & Free: For Sale & Free is our truly local marketplace where neighbors buy, sell, or give away items, and offer services such as babysitting and dog walking.
•Public Services: On Nextdoor, neighbors can receive critical, real-time information from trusted officials. Public agencies, including government entities and service providers, turn to Nextdoor directly, quickly, and easily reach neighbors in their community with hyperlocal information and alerts.
How neighbors connect with other neighbors
•Posts, Comments, and Reactions: Through posts, comments, and reactions neighbors can reach out to the neighborhood to get and give information that is locally relevant, trusted, and in real time. Whether it is for a local plumber or a family friendly pizza place, neighbors know best.
•Connections: Connections are how neighbors can find and keep up with other neighbors they know and care about. When neighbors connect with each other, they will see each other’s posts, comments, and reactions highlighted in their feeds and have the ability to @mention them in posts and comments. The Neighbors You May Know feature recommends neighbors to connect with based on proximity, Connections in common, on-platform interactions, and personal contacts.
•Groups: Neighbors can create Groups to connect with those nearby with a common interest.
•Messaging: Neighbors can contact other neighbors and organizations through direct messaging (e.g., neighbors messaging businesses, coordinating a time to pick up a desk, to borrow a printer, or get more information about a tutor).
Our Advertising Solutions
Nextdoor offers differentiated advertising solutions in a unique local context that allows advertisers of all sizes to reach the right neighbor, at the right time, with the right message. Nextdoor helps advertisers drive measurable outcomes by creating meaningful connections with a uniquely engaged local audience. Advertisers come to Nextdoor to connect to neighborhoods everywhere, delivering hyperlocal advertising at scale.
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
Our ad formats, including sponsored posts, sponsored emails, and local deals, feature combinations of text (static or dynamic), images (including static, animated, or video), audio, and URL links, and can be leveraged on multiple surfaces of our platform. We are continually improving and building upon our library of ad formats and the ways in which advertisers can purchase and deliver ads across our platform.
Ad Auction
Ads on the Nextdoor platform primarily compete via an auction-based system. Our ad auction allows us to serve ads to neighbors when and where it matters most. Our auction system selects the best ad for each available ad impression, based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance and creative quality.
Measurement
Delivering and demonstrating value for our advertisers is a key objective for Nextdoor. We offer a variety of measurement solutions that are mapped to advertisers’ goals and objectives, and validate Nextdoor’s performance.
A Kind Platform
Nextdoor is a leading innovator in creating a welcoming platform that facilitates healthy neighborhood connections and conversations. We set clear guidelines and use a combination of people and technology to encourage kind conversations and promote neighborhood vitality.
From day one, we’ve required neighbors to sign up with their real names and addresses to ensure neighborhoods are made up of real people, nearby, and we have improved on similar verification procedures for businesses We require all new neighbors to accept our Neighbor Pledge upon joining, in order to introduce our community guidelines and provide personal accountability for interactions on the platform. Further, neighbors are alerted when a new neighbor joins so they can reach out with a message of connection and belonging and establish rapport.
As neighbors interact through the platform we use a combination of human review and machine learning and predictive technology solutions, like our Kindness Reminder and Constructive Conversations Reminder, launched in 2022, to enforce our community guidelines, support civility, and cultivate kindness.
We have always believed it is important to incorporate local context into moderation decisions, which is why we have incorporated volunteer community moderators into our moderation program, alongside Nextdoor operations staff. Volunteer community moderators are active neighbors who have access to specialized tools, resources and training — including an online course designed to help recognize and address bias in online discourse — that they can utilize to promote compliance with our community guidelines. While local community moderators review most types of guideline-violating content, reports of certain types of harmful content (e.g., misinformation, discrimination) are always handled by Nextdoor operations staff to ensure our standards and policies are applied consistently.
Technology
Our investments in technology are focused on the following areas: Core Product Development, Advertising Solutions, and Cloud Infrastructure.
•Core Product Development. We are consistently focused on creating and improving products for neighbors and organizations in the countries in which we operate around the world. We use machine-learning and proprietary technology to power our product strategy of building an Active Valued Community.
•Advertising Solutions. We continue to invest in our proprietary Nextdoor Ads Platform to expand and improve our advertising solutions for businesses of all sizes. In support of our objectives of delivering advertiser value, reducing advertising effort, and enabling businesses to thrive on Nextdoor, our development roadmap is focused on unifying our self-service offerings, leveraging machine learning technologies to improve ad targeting, and enhancing measurement solutions to better inform our value proposition.
•Cloud Infrastructure. We continually invest in the foundational architecture that supports all of our products and services. We built our infrastructure to be cloud-native, applying well-tested design patterns with distributed systems that are linearly scalable and highly flexible. We partner with third party providers to support the expansion of our platform, which allows us to concentrate on developing our core products.

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
We own a trademark portfolio, including registered trademarks and applications in the United States and other countries, for the marks NEXTDOOR, , and . We have registered domain names that we use in or relate to our business, such as the <nextdoor.com> domain name and country code top level domain name equivalents. As of December 31, 2022, we had eight issued patents and two filed patent applications in the United States. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Additionally, our current and future patents, trademarks, and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid. We may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. We license content, technology, and other intellectual property from our partners, and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners or us.
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
Employees
As of December 31, 2022, we had 704 employees in the United States and in our international locations in Canada, the United Kingdom, the Netherlands, Ireland, France and Australia.
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
We thrive on creating a dynamic, inclusive environment that aims to support and value our employees, and contributes to our award-winning company culture. We have active and engaged Employee Resource Groups that are aligned around dimensions of diversity, such as gender, ethnicity, religion, sexual orientation and other shared attributes, which we believe help foster a sense of community, and a diverse and inclusive workplace.

We also offer training sessions to our employees to emphasize awareness in self, bias and privilege, and inclusion. Further, we focus our global recruitment efforts on ensuring that teams and hiring managers have the opportunity to consider qualified people from historically excluded groups for open roles. Moreover, we distribute a bi-annual employment engagement survey to measure our employees’ satisfaction at Nextdoor, including employees’ perspectives on our current state of workplace inclusivity.
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
Competition
We compete in almost every aspect of our business with companies that provide a variety of internet products, services, content, and online advertising. In addition, aspects of our platform compete with other products and services, including home services, classifieds, real estate, recommendations and search engines. Of these companies, we most directly compete with social media companies that offer local products to advertisers and users, including large companies such as Meta (including through Facebook and Instagram), Alphabet (including through Google), and other companies that provide home services, classifieds, real estate, recommendations, and search engines. We compete with these companies to attract, engage, and retain users and to attract and retain advertisers. As we introduce new products, as our platform evolves, or as other companies introduce new products and services, we may become subject to additional competition in other countries.
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
Government Regulation
We are subject to many U.S. federal and state and foreign laws, regulations, and industry standards that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, telecommunications, and securities. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Moreover in February 2023, the U.S. Supreme Court heard two cases concerning the scope of the CDA protection; rulings in those cases are expected later in 2023 and could narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. In addition, various countries around the world have adopted and pending legislation, including the recently adopted Digital Services Act (the “DSA”) in the European Union and the Online Safety Act in Australia as well as the draft Online Safety Bill in the United Kingdom, that may impose additional obligations or liability on us associated with content uploaded by users to our platform.

We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local, and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s General Data Protection Regulation (“ UK GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, Australia’s The Privacy Act 1988 and Australian Privacy Principles, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”) on January 1, 2023, and the Virginia Consumer Data Protection Act, which went into effect on January 1, 2023. Additionally, three other states have enacted privacy laws that go into effect later in 2023 that have similar requirements and obligations to the California and Virginia laws: the Colorado Data Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us, These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
Our principal executive offices are located at 420 Taylor Street, San Francisco, California 94102 and our telephone number is (415) 344-0333. Our website address is https://www.nextdoor.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. Investors should not rely on any such information in deciding whether to purchase our Class A common stock.
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
Available Information
Our reports filed with or furnished to the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our Investor Relations website at https://investors.nextdoor.com/ as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Form 10-K, Forms 10-Q, and Forms 8-K, and amendments to those reports may also be obtained, free of charge, electronically through our Investor Relations website located at the web address appearing above as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. We use our Investor Relations website as a means of disclosing material information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, and public conference calls and webcasts.

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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we continue to grow our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.
Additionally, we are still in the early stages of monetizing our platform. Our growth strategy depends on, among other things, increasing neighbors on the network, increasing engagement, developing new and improving existing products for neighbors and organizations, attracting more advertisers (including expanding our sales efforts to reach advertisers in additional international markets), scaling our business with existing advertisers, and delivering targeted advertisements based on neighbors’ personal taste and interests. Given the current macroeconomic environment, it may be more difficult for us to capitalize on our growth strategies. There can be no assurance that we will successfully increase monetization on our platform or that we will sustain or increase the current growth rate of our revenue.
Adverse global economic and financial conditions could harm our business and financial condition..
Adverse global economic and financial events and the effects thereof, such as the ongoing COVID-19 pandemic, the war in Ukraine, inflation, rising interest rates, potential recessions, fluctuations in foreign exchange rates, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the GDPR, European Directive 2002/58/EC (the “ePrivacy Directive”), UK General Data Protection Regulation (“UK GDPR”), UK Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law (“Nevada Privacy Law”), the CDPA, the VCPDA, the CPRA, and other U.S. state privacy laws, or changes to third-party policies.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Similarly, Google has announced that it plans to start phasing out third-party cookies in its Google Chrome browser, beginning in the second half of 2024, and, more recently, that it intends to limit access by mobile applications to advertising identifiers on Android devices. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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

There are many factors that could negatively impact our ability to grow, retain and engage current and prospective neighbors, including but not limited to:
•neighbors increasing their engagement with competitors’ platforms, products or services instead of, or more frequently than, our platform;
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
Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple introduced changes starting with iOS 14.5 that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Additionally, the Apple App Store guidelines require apps that support account creation to also allow users to delete their account within the app. This change has and may continue to impact our ability to retain users. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
We have experienced rapid growth in recent periods and expect to continue to invest broadly across our organization to support our growth. Our revenue has grown from $192.2 million for the year ended December 31, 2021 to $212.8 million for the year ended December 31, 2022. Weekly Active Users (“WAUs”) on our platform have grown from 35.9 million for the three months ended December 31, 2021 to 40.0 million for the three months ended December 31, 2022. Moreover, the number of our full-time employees has grown from 602 as of December 31, 2021 to 704 as of December 31, 2022. Although we have experienced rapid growth historically, we may not sustain such growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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

Further, as we have grown, our business has become increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to labor shortages, supply chain disruptions, a potential recession, rising interest rates and inflation, the war in Ukraine and the ongoing COVID-19 pandemic.
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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of December 31, 2022, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 305,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to support our growth, fund our operations or to respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, if at all. The current macroeconomic environment may make it more difficult to raise additional capital on favorable terms, if at all. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders, could suffer significant dilution in their percentage ownership, and any new securities that we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us, if and when we require financing, our ability to grow or support our business and to respond to business challenges that we may face could be significantly limited.
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

Risks Related to Security and Technology
We are dependent on third-party software and service providers, including the GAM platform, for management and delivery of advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We rely on third-party software and service providers, including AWS, to provide systems, storage and services for our platform. Any failure or interruption experienced by such third parties could result in the inability of neighbors and advertisers to access or utilize our platform, and adversely impact our business, operating results, and financial condition.
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the year ended December 31, 2022, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google has announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
•fluctuations in spending by our advertisers due to macroeconomic conditions, seasonality, episodic regional or global events, including the ongoing COVID-19 pandemic, or other factors;
•changes in domestic and global business and macroeconomic conditions, including potential recession, the continued rise of inflation and interest rates, impacts of the ongoing COVID-19 pandemic, and the war in Ukraine;

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
•changes in the legislative or regulatory environment, including with respect to privacy and cybersecurity, or actions by governments or regulators, including fines, orders, or consent decrees; and
•changes in U.S. generally accepted accounting principles.
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
We regularly review key business and other metrics, including WAUs, Verified Neighbors and Average Revenue per Weekly Active User (“ARPU”) and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. For example, in 2021, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have limited, and are expected to continue to limit, our ability to track individual users and devices, and measure user engagement with our emails containing monetizable content for users that use the Apple email client. These changes have affected our ability to calculate WAUs, a key business metric. Because of the introduction of these changes, we are required to rely on estimates based on past user behavior and behavior of users engaging with our monetizable content on email clients other than the Apple email client in order to determine the portion of our WAU figure relating to users that engage solely with emails with monetizable content, which may impact the effectiveness of our analytics platform, as well as the accuracy of our WAU calculations. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $(137.9) million, $(95.3) million and $(75.2) million for the years ended December 31, 2022, 2021 and 2020, respectively. We have an accumulated deficit of $618.3 million as of December 31, 2022. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.
Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2022, we had gross U.S. federal net operating loss (“NOL”) carryforwards of approximately $382.1 million and gross state NOL carryforwards of approximately $234.8 million, which if not utilized, will begin to expire for federal and state income tax purposes beginning in 2028. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.
Under Section 382 of the Code, and corresponding provisions of state law, if a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. Though we recently completed a Section 382 study that supports that our use of NOLs will not be subject to limitation, it is possible that the limitation could still apply.

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
Although we do not currently incur significant tax costs due to our history of operating losses, our tax liabilities may increase if our profitability increases in the future. In addition, our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would negatively affect our financial results. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax. We are currently evaluating the impacts of the excise tax on our Share Repurchase Program, however we do not currently expect the new law to have a material impact on our results of operations.

We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Moreover in February 2023, the U.S. Supreme Court heard a case concerning the scope of CDA protection; a ruling in that case is expected later in 2023 and could narrow the judicial interpretation of the statute, exposing us to additional lawsuits and potential judgments that could seriously harm our business. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. The United Kingdom, similarly, has proposed a draft Online Safety Bill, which, if passed, would create requirements around monitoring and handling harmful content and require us to expend resources to try to comply with the new regulations or incur liability. Similarly, Australia’s Online Safety Act 2021, which went into effect in January 2022, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate could require us to expend additional resources to maintain compliance with any new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. For example, Virginia, Colorado, Connecticut, and Utah have all passed data privacy laws that go into effect at various times in 2023, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
This CJEU decision may result in different EEA data protection regulators applying differing standards for the transfer of personal data from the EEA to the United States, and even require ad hoc verification of measures taken with respect to data flows. Therefore, as a result of this CJEU decision, we may be required to review, amend and take additional steps to legitimize impacted personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer increased costs to ensure compliance as well as additional complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our business, financial condition and results of operations. The EU Commission has also published revised standard contractual clauses for data transfers from the EEA: the revised clauses must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements were migrated to the revised clauses by December 27, 2022.

Although the EU Commission and the United States have made progress in their negotiations to reach a new agreement on a framework for data privacy for trans-Atlantic data transfers, it is unclear when they will implement the new data privacy framework. They agreed to the Trans-Atlantic Data Privacy Framework in March 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities on October 7, 2022, and on December 13, 2022, the EU Commission issued a draft adequacy decision. The European Data Protection Board still needs to review the adequacy decision and issue an opinion, and then the Committee of representative of EU Member States will need to approve the new framework.
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
We are also subject to evolving E.U. and U.K. privacy laws on cookies and e-marketing. In the E.U. and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the E.U. and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users.
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
Operating as a public company has and is expected to continue to increase our expenses as a result of the additional accounting, legal and various other additional expenses associated with operating as a public company and complying with public company disclosure obligations. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we have and will continue to, among other things:
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
We are obligated to maintain proper and effective internal control over financial reporting. If we identify material weaknesses in the future, or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of December 31, 2022. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2022, we had 153,693,382 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.

Provisions in our charter documents and under Delaware law, including anti-takeover provisions, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our Certificate of Incorporation and our Amended and Restated Bylaws (the “Bylaws”), including anti-takeover provisions, may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that our stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our Certificate of Incorporation and Bylaws include provisions that:
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are headquartered in San Francisco, California. As of December 31, 2022, we maintained offices in various locations in the United States and internationally, including approximately 115,770 square feet for our corporate headquarters. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our Class A common stock began trading on the New York Stock Exchange under the symbol “KIND” on November 8, 2021. Prior to that date, there was no public trading market for our Class A common stock.
Our Class B common stock is not listed or traded on any stock exchange.
Holders of Record
As of February 24, 2023, there were 82 stockholders of record of our Class A common stock and 412 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared nor paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we incur.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement (the “Proxy Statement”) for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2022, and is incorporated herein by reference.
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

Simultaneously with the consummation of the initial public offering, KVSB consummated a private placement of 1,100,000 private placement shares, at a price of $10.00 per share, to Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), generating gross proceeds to KVSB of $11.0 million. In connection with the underwriters’ partial exercise of their over-allotment option that closed on March 30, 2021, KVSB also consummated the sale of an additional 32,688 private placement shares to the Sponsor, generating gross proceeds of $0.3 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Issuer Purchases of Equity Securities
Share Repurchases
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. We did not repurchase or retire any shares of Class A common stock during the fourth quarter of 2022. During the year ended December 31, 2022, we repurchased and retired 23,251,703 shares of Class A common stock at an average purchase price of $3.32 per share for an aggregate repurchase price of $77.2 million. As of December 31, 2022, we had $22.8 million available for future share repurchases under the Share Repurchase Program.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Nextdoor Holdings, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (“S&P 500 Index”) and the Dow Jones Internet Composite Index (“DJ Internet Composite”). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on November 8, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2022. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Discussions regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 are presented below. Discussions regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 are located in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Nextdoor is the neighborhood network that connects neighborhood stakeholders, including neighbors, businesses and public services, online and in real life to build stronger, more vibrant, and resilient neighborhoods. As of December 31, 2022, Nextdoor was in more than 305,000 neighborhoods around the world and in 1 in 3 households in the United States, and during the fourth quarter of 2022, we reached 78 million global Verified Neighbors. Nextdoor is built on the power of hyperlocal community. Neighbors and organizations, which include small and mid-sized businesses, large brands, public agencies, and nonprofits, around the world turn to Nextdoor to receive trusted information, give and get help, and build real-world connections with neighborhood stakeholders.
Key business metrics for the three months ended December 31, 2022 are as follows:
•Weekly active users (“WAUs”) were 40.0 million, an increase of 11% compared to the three months ended December 31, 2021.
•Average revenue per weekly active user (“ARPU”) was $1.33, a decrease of 19% compared to the three months ended December 31, 2021.
Financial Results as of and for the year ended December 31, 2022 are as follows:
•Revenue was $212.8 million, an increase of 11% compared to 2021.
•Total costs and expenses were $357.0 million, an increase of 24% compared to 2021.
•Net loss increased 45% to $(137.9) million in 2022, compared to $(95.3) million in 2021.
•Adjusted EBITDA loss increased 73% to $(75.5) million in 2022, compared to $(43.7) million in 2021.
•Cash, cash equivalents, and marketable securities were $583.3 million.
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
Our WAU for the three months ended December 31, 2022 and 2021 was 40.0 million and 35.9 million, respectively. In 2022, engagement as measured by WAUs has grown steadily as users have returned to our platform for the utility that it offers them. As illustrated below, our international WAUs have grown at a faster rate than our U.S. WAUs, and we expect this international growth to continue to outpace U.S. growth in the near term.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
27.1
27.6
29.2
32.8
35.9
36.7
36.9
38.3
40.0
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

2 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis, or on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the years ended December 31, 2022 and 2021 was $5.60 and $6.13, respectively, with the decrease due to stronger WAU growth relative to revenue growth.

Quarterly ARPU

Global

$2.00
$1.50
$1.00
$0.50
$—
$1.48
$1.25
$1.57
$1.61
$1.65
$1.39
$1.48
$1.41
$1.33
Q4'20
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22

Factors Affecting Our Performance
Macroeconomic Conditions. Macroeconomic conditions, such as inflation, supply chain issues, fluctuations in foreign currency exchange rates, competition from other platforms and other risks and uncertainties have impacted, and all or some of these factors may continue to impact, advertiser demand, user growth, user engagement, and our business, operations and financial results. See "Risk Factors" and "Special Note Regarding Forward-Looking Statements” for additional details.
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
Investment for Growth. We intend to continue to invest in technology that we believe will enhance user and customer experiences. We also intend to continue to invest heavily in our advertising products, including our proprietary Nextdoor Ads Platform and first-party and third-party ad measurement tools, as well as our sales team. Our ability to grow our user base, attract new advertisers, increase our revenue, and expand our total addressable market will depend, in part, on our ability to continue innovating.
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
Seasonality. Industry advertising spend tends to be strongest in the fourth quarter, and we observe a similar pattern in our historical revenue. Our significant growth and the current macroeconomic environment have partially masked these trends in historical periods.
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

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenue	$212,765	$192,197	$123,284
Costs and expenses(1):
Cost of revenue	38,981	28,813	21,586
Research and development	127,073	97,096	69,231
Sales and marketing	123,182	106,430	80,325
General and administrative	67,733	54,664	28,793
Total costs and expenses	356,969	287,003	199,935
Loss from operations	(144,204)	(94,806)	(76,651)
Interest income	9,304	177	727
Other income (expense), net	(1,343)	(539)	817
Loss before income taxes	(136,243)	(95,168)	(75,107)
Provision for income taxes	1,673	157	127
Net loss	$(137,916)	$(95,325)	$(75,234)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of revenue	$2,627	$1,466	$905
Research and development	35,567	20,690	10,235
Sales and marketing	10,160	6,388	3,403
General and administrative	16,066	18,970	8,065
Total	$64,420	$47,514	$22,608

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended December 31,
(as a percentage of total revenue)	2022	2021	2020
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	18	15	18
Research and development	60	51	56
Sales and marketing	58	55	65
General and administrative	32	28	23
Total costs and expenses	168	149	162
Loss from operations	(68)	(49)	(62)
Interest income	4	—	1
Other income (expense), net	(1)	—	1
Loss before income taxes	(64)	(50)	(61)
Provision for income taxes	1	—	—
Net loss	(65)%	(50)%	(61)%
Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Revenue	$212,765	$192,197	$20,568	11%
Revenue increased by $20.6 million, or 11%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to increased advertiser demand for our product offerings and increased user engagement as measured by a 21% increase in WAUs. Year-to-date ARPU decreased 9% reflecting stronger year-over-year WAU growth relative to revenue growth.
Cost of revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Cost of revenue	$38,981	$28,813	$10,168	35%
Cost of revenue increased by $10.2 million, or 35%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to $6.3 million higher third-party hosting costs due to increased user growth and engagement, a $1.2 million increase in third-party costs associated with delivering and supporting our advertising products, and a $2.2 million increase in allocated personnel-related costs.
Research and development

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Research and development	$127,073	$97,096	$29,977	31%
Research and development expenses increased by $30.0 million, or 31%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a $25.6 million increase in personnel-related costs primarily driven by an increase in headcount, a $2.5 million increase in third-party software costs, and a $1.2 million increase in allocated overhead costs reflecting an increase in headcount.

Sales and marketing

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Personnel-related and other	$77,718	$56,950	$20,768	36%
Brand and performance marketing	33,628	37,534	(3,906)	(10)%
Neighbor services	11,836	11,946	(110)	(1)%
Total sales and marketing	$123,182	$106,430	$16,752	16%
Sales and marketing expenses increased by $16.8 million, or 16%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a $20.8 million increase in personnel-related and other costs, which was driven by an increase in headcount, a $1.7 million increase in performance marketing costs to attract small and mid-sized customers, partially offset by a $5.6 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels.
General and administrative

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
General and administrative	$67,733	$54,664	$13,069	24%
General and administrative expenses increased by $13.1 million, or 24%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to a $4.5 million increase in personnel-related costs which was driven by an increase in headcount, a $4.5 million increase in insurance expenses, a $1.6 million increase in information technology costs, and a $1.6 million increase in professional services fees primarily related to operating as a public company.
Interest income

	Year Ended December 31,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2022	2021	$	%
Interest income	$9,304	$177	$9,127	NM
Interest income increased by $9.1 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily driven by higher interest rates and an increase in investment in marketable securities.
Other income (expense), net

	Year Ended December 31,		Change
(in thousands, except percentages)	2022	2021	$	%
Other income (expense), net	$(1,343)	$(539)	$(804)	149%
Other expense increased by $0.8 million, or 149%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Year Ended December 31,		Change
(in thousands)	2022	2021	$	%
Provision for income taxes	$1,673	$157	$1,516	966%
Provision for income taxes increased by $1.5 million, or 966%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to cumulative adjustments to intercompany pricing with our foreign subsidiaries.

Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $618.3 million as of December 31, 2022. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of December 31, 2022, we had $583.3 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing.
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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the year ended December 31, 2022, we repurchased and retired 23,251,703 shares of Class A common stock at an average purchase price of $3.32 per share for an aggregate repurchase price of $77.2 million. As of December 31, 2022, we had $22.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash used in operating activities	$(60,503)	$(51,268)	$(41,604)
Net cash provided by (used in) investing activities	$(342,448)	$(149,522)	$36,792
Net cash provided by (used in) financing activities	$(64,348)	$637,576	$6,367
Operating activities
Cash used in operating activities during the year ended December 31, 2022 was $60.5 million which resulted from a net loss of $137.9 million, adjusted for non-cash charges of $68.0 million and net cash inflows of $9.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $64.4 million of stock-based compensation expense and $5.7 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $7.7 million increase in accrued expenses and other current liabilities, a $6.9 million decrease in operating lease right-of-use assets due to normal amortization, and a $4.1 million decrease in prepaid expenses and other current assets. These amounts were partially offset by a $7.1 million decrease in operating lease liabilities due to lease payments, and a $1.6 million decrease in accounts payable.
Cash used in operating activities during the year ended December 31, 2021 was $51.3 million which resulted from a net loss of $95.3 million, adjusted for non-cash charges of $52.0 million and net cash outflows of $7.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $47.5 million of stock-based compensation expense and $4.2 million of depreciation and amortization expense. The net cash outflows from changes in operating assets and liabilities were primarily due to an $8.2 million increase in accounts receivable, a $4.1 million increase in prepaid expenses and other current assets, and a $5.8 million decrease in operating lease liabilities due to lease payments. These amounts were partially offset by a $6.6 million decrease in operating lease right-of-use assets due to normal amortization and a $2.8 million increase in accounts payable.
Investing activities
Cash used in investing activities for the year ended December 31, 2022 was $342.4 million, which consisted of purchases of marketable securities of $711.9 million, a loan to Opportunity Finance Network of $5.0 million, and purchases of property and equipment of $3.2 million. This was partially offset by proceeds from maturities of marketable securities of $366.8 million and proceeds from sales of marketable securities of $10.8 million.
Cash used in investing activities for the year ended December 31, 2021 was $149.5 million, which consisted of purchases of marketable securities of $199.8 million and the purchase of property and equipment of $8.8 million. This was offset by proceeds from maturities of marketable securities of $56.7 million and proceeds from sales of marketable securities of $2.4 million.
Financing activities
Cash used in financing activities for the year ended December 31, 2022 was $64.3 million, which consisted of repurchases of common stock of $77.2 million. This was partially offset by $12.5 million of proceeds from the exercise of stock options, net of repurchases.
Cash provided by financing activities for the year ended December 31, 2021 was $637.6 million, which consisted of $628.5 million in proceeds from the Business Combination and $15.3 million of proceeds from the exercise of stock options, net of repurchases. This was partially offset by the payment of deferred transaction costs of $5.4 million.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss adjusted for depreciation and amortization, stock-based compensation, net interest income, provision for income taxes, and any acquisition-related costs.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(137,916)	$(95,325)	$(75,234)
Depreciation and amortization	5,656	4,172	3,058
Stock-based compensation	64,420	47,514	22,608
Interest income	(9,304)	(177)	(727)
Provision for income taxes	1,673	157	127
Adjusted EBITDA	$(75,471)	$(43,659)	$(50,168)
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
We recognize advertising revenue after satisfying our contractual performance obligation, which, for the majority of our advertising arrangements, is when an advertising impression is displayed to users. None of our arrangements contain minimum impression guarantees. We typically bill advertisers on a monthly basis and our payment terms vary by customer type and location. We have other advertising arrangements which are typically fixed-fee arrangements and revenue is recognized on a straight-line basis over the non-cancellable contractual term of the agreement, generally beginning on the date our service is made available to the customer.
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
The Black-Scholes option-pricing model requires the use of highly subjective assumptions. These assumptions are estimated as follows:
•Fair Value of the Underlying Common Stock—Prior to the Business Combination, the Board of Directors considered numerous objective and subjective factors to determine the fair value of our common stock. After the Business Combination, the fair value of the underlying common stock is determined by the closing price, on the date of grant, of our Class A common stock, which is traded on the New York Stock Exchange.
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
Interest Rate Risk
As of December 31, 2022, we had cash and cash equivalents of $55.2 million and marketable securities of $528.1 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper.

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
Foreign Currency Risk
The functional currency of our international subsidiaries is generally their local currency. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our revenue is denominated in U.S. Dollars. As such, our revenue is not currently exposed to significant foreign currency risk. Our operating expenses are generally denominated in the currency of the countries in which the operations are located, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly the British Pound, the Euro, Canadian Dollar, and the Australian Dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our consolidated financial statements for the periods presented. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextdoor Holdings, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition

Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company generates a majority of its revenues by delivering ads on the Nextdoor Holdings, Inc. website and mobile application. Revenue is recognized after transferring control of the promised goods or services to customers, which for the majority of advertising arrangements occurs when an advertising impression is displayed to users.

The Company’s revenue recognition process utilizes complex proprietary systems and tools for the initiation, processing, delivery and recording of advertising transactions which includes a high volume of individually low monetary value transactions, auditing of which requires significant audit effort.

How We Addressed the Matter in Our Audit	To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s revenue systems, and comparing revenue recognized to accounts receivables and cash receipts. Additionally, we examined customer terms and conditions, and we selected a sample of contractual arrangements to test the timing and amount of revenue recognition.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Mateo, California
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Nextdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Nextdoor Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Mateo, California
February 28, 2023

Nextdoor Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$55,236	$521,812
Marketable securities	528,067	193,999
Accounts receivable, net of allowance of $422 and $425 as of December 31, 2022 and 2021, respectively	29,770	29,673
Prepaid expenses and other current assets	12,185	16,259
Total current assets	625,258	761,743
Property and equipment, net	11,818	12,545
Operating lease right-of-use assets	52,555	59,422
Intangible assets, net	3,067	4,835
Goodwill	1,211	1,211
Other assets	5,653	330
Total assets	$699,562	$840,086
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,535	$6,163
Operating lease liabilities, current	7,766	7,131
Liability for unvested restricted stock	—	4,765
Accrued expenses and other current liabilities	22,362	15,444
Total current liabilities	34,663	33,503
Operating lease liabilities, non-current	53,831	61,598
Total liabilities	88,494	95,101
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Class A Common stock, $0.0001 par value; 2,500,000 shares authorized; 153,693 and 78,954 shares issued and outstanding as of December 31, 2022 and 2021, respectively	15	8
Class B Common stock, $0.0001 par value; 500,000 shares authorized; 218,029 and 304,701 shares issued and outstanding as of December 31, 2022 and 2021, respectively	22	30
Additional paid-in capital	1,231,482	1,225,815
Accumulated other comprehensive loss	(2,196)	(529)
Accumulated deficit	(618,255)	(480,339)
Total stockholders' equity	611,068	744,985
Total liabilities and stockholders' equity	$699,562	$840,086
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue	$212,765	$192,197	$123,284
Costs and expenses:
Cost of revenue	38,981	28,813	21,586
Research and development	127,073	97,096	69,231
Sales and marketing	123,182	106,430	80,325
General and administrative	67,733	54,664	28,793
Total costs and expenses	356,969	287,003	199,935
Loss from operations	(144,204)	(94,806)	(76,651)
Interest income	9,304	177	727
Other income (expense), net	(1,343)	(539)	817
Loss before income taxes	(136,243)	(95,168)	(75,107)
Provision for income taxes	1,673	157	127
Net loss	$(137,916)	$(95,325)	$(75,234)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.36)	$(0.65)	$(0.83)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	378,731	146,337	90,190
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(137,916)	$(95,325)	$(75,234)
Other comprehensive income (loss):
Foreign currency translation adjustments	723	283	(796)
Change in unrealized loss on available-for-sale marketable securities	(2,390)	(15)	(36)
Total other comprehensive income (loss)	(1,667)	268	(832)
Comprehensive loss	$(139,583)	$(95,057)	$(76,066)
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2019	190,477	$447,166	—	$—	97,777	$10	$52,439	$35	$(309,780)	$(257,296)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	6,801	—	6,367	—	—	6,367
Cancellation of restricted stock and unvested common stock issued in connection with acquisition, net of common stock issued	—	—	—	—	(801)	—	—	—	—	—
Release of holdback stock in connection with acquisition	—	—	—	—	—	—	291	—	—	291
Vesting of early exercised stock options	—	—	—	—	—	—	522	—	—	522
Vesting of restricted stock	—	—	—	—	—	—	5,718	—	—	5,718
Stock-based compensation	—	—	—	—	—	—	22,608	—	—	22,608
Other comprehensive loss	—	—	—	—	—	—	—	(832)	—	(832)
Net loss	—	—	—	—	—	—	—	—	(75,234)	(75,234)
Balances as of December 31, 2020	190,477	$447,166	—	$—	103,777	$10	$87,945	$(797)	$(385,014)	$(297,856)
Conversion of redeemable convertible preferred stock into Class B common stock in connection with the Reverse Recapitalization	(190,477)	(447,166)	—	—	190,477	19	447,147	—	—	447,166
Issuance of common stock upon the Reverse Recapitalization, net of issuance costs	—	—	78,954	8	—	—	622,580	—	—	622,588
Release of restricted stock units	—	—	—	—	101	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(863)	—	—	(863)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	—	—	10,325	1	15,333	—	—	15,334
Issuance of common stock in connection with acquisition	—	—	—	—	21	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	—	—	442	—	—	442
Vesting of restricted stock	—	—	—	—	—	—	5,717	—	—	5,717
Stock-based compensation	—	—	—	—	—	—	47,514	—	—	47,514
Other comprehensive income	—	—	—	—	—	—	—	268	—	268
Net loss	—	—	—	—	—	—	—	—	(95,325)	(95,325)
Balances as of December 31, 2021	—	$—	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	—	$—	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	—	—	4,315	—	97	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(695)	—	—	(695)
Repurchase of common stock	—	—	(23,252)	(2)	—	—	(77,230)	—	—	(77,232)
Conversion from Class B to Class A common stock	—	—	89,376	9	(89,376)	(9)	—	—	—	—
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—	—	3,748	—	2,434	1	12,462	—	—	12,463
Issuance of common stock in connection with acquisition	—	—	—	—	173	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	—	—	516	—	—	516
Vesting of restricted stock	—	—	—	—	—	—	4,764	—	—	4,764
Stock-based compensation	—	—	—	—	—	—	64,420	—	—	64,420
Other comprehensive loss	—	—	—	—	—	—	—	(1,667)	—	(1,667)
Net loss	—	—	—	—	—	—	—	—	(137,916)	(137,916)
Balances as of December 31, 2022	—	$—	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068

The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(137,916)	$(95,325)	$(75,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,656	4,172	3,058
Stock-based compensation	64,420	47,514	22,608
Bad debt expense	71	317	291
Other	(2,171)	3	239
Changes in operating assets and liabilities:
Accounts receivable, net	(168)	(8,172)	(3,173)
Prepaid expenses and other current assets	4,074	(4,087)	2,472
Operating lease right-of-use assets	6,867	6,605	5,181
Other assets	(323)	370	(221)
Accounts payable	(1,578)	2,759	15
Operating lease liabilities	(7,132)	(5,844)	(4,529)
Accrued expenses and other current liabilities	7,697	420	7,689
Net cash used in operating activities	(60,503)	(51,268)	(41,604)
Cash flows from investing activities:
Purchases of property and equipment	(3,161)	(8,846)	(5,023)
Purchases of marketable securities	(711,887)	(199,832)	(77,600)
Sales of marketable securities	10,789	2,411	21,826
Maturities of marketable securities	366,811	56,745	97,589
Loan to Opportunity Finance Network	(5,000)	—	—
Net cash provided by (used in) investing activities	(342,448)	(149,522)	36,792
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	12,463	15,334	6,367
Proceeds from issuance of common stock under employee stock purchase plan	1,430	—	—
Proceeds from the Reverse Recapitalization	—	628,489	—
Payment of transaction costs related to the Reverse Recapitalization	(314)	(5,384)	—
Tax withholdings on release of restricted stock units	(695)	(863)	—
Repurchase of common stock	(77,232)	—	—
Net cash provided by (used in) financing activities	(64,348)	637,576	6,367
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	723	283	(796)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(466,576)	437,069	759
Cash, cash equivalents, and restricted cash at beginning of period	521,812	84,743	83,984
Cash, cash equivalents, and restricted cash at end of period	$55,236	$521,812	$84,743
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$55,236	$521,812	$83,642
Restricted cash	—	—	1,101
Total cash, cash equivalents, and restricted cash	$55,236	$521,812	$84,743
Supplemental cash flow disclosures:
Cash paid for taxes	$1,201	$313	$30
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$5,280	$6,159	$6,240
Lease liabilities arising from obtaining right-of-use assets	$—	$34,971	$40,790
Unpaid deferred transaction costs	$—	$314	$—
Conversion of redeemable convertible preferred stock into Class B common stock in connection with the Reverse Recapitalization	$—	$447,166	$—
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the time of purchase. Cash and cash equivalents include demand deposits, money market funds, corporate bonds, and commercial paper. Interest is accrued as earned. Cash and cash equivalents are recorded at cost, which approximates fair value.
Marketable Securities
The Company’s marketable securities are comprised of certificates of deposit, commercial paper, corporate bonds, U.S. Treasury securities, U.S. agency bonds, and asset-backed securities. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. The Company has classified and accounted for its investments as available-for-sale securities as the Company may sell these securities at any time for use in its current operations or for other purposes, even prior to maturity. As a result, the Company classifies its investments, including securities with stated maturities beyond 12 months, within current assets on the consolidated balance sheets.
Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income is reported within interest income in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. The Company did not consider any of its investments to be other-than-temporarily impaired for the years ended December 31, 2022 and 2021.
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
Capitalized Internal-use Software
The Company capitalizes internal-use software costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized costs are recorded as part of property and equipment, net. The capitalized costs related to internal-use software are amortized on a straight-line basis over an estimated useful life of two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company capitalized $0.3 million of internal-use software costs for the year ended December 31, 2022. The Company did not capitalize any internal-use software costs for the year ended December 31, 2021.
Goodwill and Other Acquired Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. Goodwill is not amortized, but is tested for impairment at least annually, in the fourth quarter, or whenever events or changes in circumstances indicate that goodwill might be impaired. For all periods presented the Company had one reporting unit. The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company determines, based on the qualitative factors, that the fair value of the reporting unit is more likely than not to be less than the carrying amount, then a quantitative goodwill impairment test is required. There was no impairment of goodwill recorded for the periods presented.
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
Impairment of Long-Lived Assets
Property and equipment and other long-lived assets, such as finite-lived intangible assets, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment is indicated, an impairment loss is recognized as the amount by which the carrying amount exceeds the fair value. No impairment was recorded for long-lived assets for the periods presented.
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
The Company’s lease payments are largely fixed. Variable lease payments exist in circumstances such as payments for property tax, insurance, and common area maintenance. Variable lease payments are recognized in operating expense in the period in which the obligation for those payments are incurred. Certain of the Company’s leases include an option to early terminate the lease. The Company’s leases may contain early termination options which may result in an early termination fee. The Company early terminated one of its leases in October 2020 and incurred an early termination fee of $0.1 million. The Company has a significant lease for its headquarters in San Francisco, California, which does not include an option to early terminate. The first portion of the lease commenced in June 2020 and the second portion of the lease commenced in January 2021.
For the Company’s leases, it has elected to not apply the recognition requirements to leases of twelve months or less. These leases are expensed on a straight-line basis and no ROU asset or operating lease liability is recorded.
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
One customer accounted for 24% of the Company’s accounts receivable as of December 31, 2022. One customer accounted for 13% of the Company’s accounts receivable as of December 31, 2021. No customer accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020.
Revenue Recognition
The Company generates a majority of its revenue from the delivery of advertising services.
The Company determines revenue recognition through the following steps:
(1)Identification of the contract, or contracts, with a customer;
(2)Identification of the performance obligations in the contract;
(3)Determination of the transaction price;
(4)Allocation of the transaction price to the performance obligations in the contract; and
(5)Recognition of revenue when, or as, the Company satisfies a performance obligation.
The Company recognizes advertising revenue after satisfying its contractual performance obligation, which, for the majority of its advertising arrangements, is when an advertising impression is displayed to users. None of the Company’s arrangements contain minimum impression guarantees. The Company typically bills advertisers on a monthly basis and the payment terms vary by customer type and location. The Company has other advertising arrangements which are typically fixed-fee arrangements and revenue is recognized on a straight-line basis over the non-cancellable contractual term of the agreement, generally beginning on the date its service is made available to the customer.
Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of December 31, 2022 and 2021, deferred revenue was $6.0 million and $3.4 million, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. For the years ended December 31, 2022 and 2021, revenue recognized from deferred revenue at the beginning of each year was $2.9 million and $2.5 million, respectively.
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
Advertising Costs
Advertising costs which consist primarily of brand and performance marketing are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Total advertising costs incurred were $33.6 million, $37.5 million, and $23.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Segments
The Company has one reportable and operating segment. The Company’s chief operating decision maker is its Chief Executive Officer (“CEO”), who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 13 - Geographical Information for more details on the Company’s revenue and long-lived assets by jurisdiction.
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

Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU 2018-19, ASU 2019-04, and ASU 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This guidance became effective for the Company beginning January 1, 2023. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
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

Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,381	$—	$—	$20,381
Corporate bonds	6,021	3	—	6,024
Commercial paper	9,394	—	(3)	9,391
Total cash equivalents	$35,796	$3	$(3)	$35,796
Marketable securities:
Certificates of deposit	44,732	9	(191)	44,550
Commercial paper	100,909	27	(92)	100,844
Corporate bonds	280,023	11	(1,980)	278,054
U.S. Treasury securities	41,646	3	(123)	41,526
U.S. Agency bonds	46,366	66	(22)	46,410
Asset-backed securities	16,798	—	(115)	16,683
Total marketable securities	530,474	116	(2,523)	528,067
Total	$566,270	$119	$(2,526)	$563,863

	As of December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$474,294	$—	$—	$474,294
Marketable securities:
Commercial paper	83,728	—	—	83,728
Corporate bonds	78,353	24	(14)	78,363
U.S. Treasury securities	15,200	—	(12)	15,188
Asset-backed securities	16,735	—	(15)	16,720
Total marketable securities	194,016	24	(41)	193,999
Total	$668,310	$24	$(41)	$668,293
All marketable securities are designated as available-for-sale securities as of December 31, 2022 and 2021. No investments had been in an unrealized loss position for greater than 12 months as of December 31, 2022 and 2021.
The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$473,133	$471,378
Due after one to four years	57,341	56,689
Total	$530,474	$528,067

	As of December 31, 2021
	Amortized Cost	Estimated Fair Value
Due within one year	$137,077	$137,043
Due after one to four years	56,939	56,956
Total	$194,016	$193,999
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of December 31, 2022 and 2021. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,381	$—	$20,381
Corporate bonds	—	6,024	6,024
Commercial paper	—	9,391	9,391
Total cash equivalents	$20,381	$15,415	$35,796
Marketable securities:
Certificates of deposit	—	44,550	44,550
Commercial paper	—	100,844	100,844
Corporate bonds	—	278,054	278,054
U.S. Treasury securities	—	41,526	41,526
U.S. Agency bonds	—	46,410	46,410
Asset-backed securities	—	16,683	16,683
Total marketable securities	—	528,067	528,067
Total	$20,381	$543,482	$563,863

	As of December 31, 2021
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$474,294	$—	$474,294
Marketable securities:
Commercial paper	—	83,728	83,728
Corporate bonds	—	78,363	78,363
U.S. Treasury securities	—	15,188	15,188
Asset-backed securities	—	16,720	16,720
Total marketable securities	—	193,999	193,999
Total	$474,294	$193,999	$668,293
The Company classifies its cash equivalents, marketable securities, and note receivable within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial instruments, assets, and liabilities not recorded at fair value (in thousands):

	As of December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,646	$4,646
As of December 31, 2021, the Company did not have any financial instruments, assets or liabilities not recorded at fair value.
Note 6. Other Balance Sheet Components
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2022	2021
Computer equipment and software	$4,103	$3,123
Furniture and fixtures	2,209	2,201
Capitalized internal-use software	2,123	1,842
Leasehold improvements	10,597	9,502
Property and equipment, gross	19,032	16,668
Less: accumulated depreciation and amortization	(7,214)	(4,123)
Property and equipment, net	$11,818	$12,545
Depreciation and amortization expense was $3.9 million, $2.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Intangible Assets, net
The Company’s intangible assets consist of customer relationships and developed technology arising from acquisitions.
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(5,534)	$1,534	2.1
Developed technology	4,600	(3,067)	1,533	1.7
Total intangible assets, net	$11,668	$(8,601)	$3,067	1.9

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(4,684)	$2,384	3.0
Developed technology	4,600	(2,149)	2,451	2.7
Total intangible assets, net	$11,668	$(6,833)	$4,835	2.8
Amortization expense related to intangible assets was $1.8 million, $2.2 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Expected future amortization expense for intangible assets as of December 31, 2022 was as follows (in thousands):

2023	$1,775
2024	1,057
2025	235
Total	$3,067
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2022	2021
Accrued compensation	$6,022	$3,375
Employee stock purchase plan liability	2,076	—
Liability for early exercise of unvested stock options	174	690
Taxes payable	1,425	879
Deferred revenue	6,020	3,388
Other accrued and current liabilities	6,645	7,112
Accrued expenses and other current liabilities	$22,362	$15,444
Note 7. Leases
The Company has entered into various non-cancellable office facility leases in various locations with original lease periods expiring between 2020 and 2029, with its primary office location in San Francisco, California. The Company entered into a lease consisting of multiple floors for its San Francisco headquarters in 2019, with a lease term through 2029. On January 30, 2023, the Company entered into a lease amendment for its headquarters lease. The lease amendment extended the lease term through April 30, 2032 and will be reflected in our first quarter 2023 Form 10-Q. The first portion of the lease commenced in June 2020, and the second portion of the lease commenced in January 2021. The facility lease agreements generally provide for escalating rental payments. The Company's lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$9,781	$9,864	$6,278
Short-term lease cost	1,417	525	495
Variable lease cost	1,665	409	452
Total	$12,863	$10,798	$7,225
Other information related to the Company’s operating leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,045	$6,585	$5,624
ROU assets obtained in exchange for new operating lease liabilities:	$—	$28,252	$39,664
Lease terms and discount rates for operating leases were as follows:

	As of December 31,
	2022	2021
Weighted average remaining lease term (years)	6.3	7.3
Weighted average discount rate	4.5%	4.5%

As of December 31, 2022, future minimum lease payments under operating leases were as follows (in thousands):

2023	$10,347
2024	10,657
2025	10,977
2026	11,306
2027	11,645
Thereafter	16,052
Total lease payments	70,984
Less: imputed interest	(9,387)
Present value of lease liabilities	61,597
Less: current operating lease liabilities	(7,766)
Long-term operating lease liabilities	$53,831
The table above does not include lease payments that were not fixed at commencement or lease modification.
Note 8. Commitments and Contingencies
Commitments
As of December 31, 2022, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

2023	$24,770
2024	10,261
2025	1,258
Thereafter	1,326
Total	$37,615
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of December 31, 2022 and 2021.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the years ended December 31, 2022, 2021 and 2020, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of December 31, 2022 and 2021.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the year ended December 31, 2022, the Company made one loan disbursement of $5.0 million.
Note 9. Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity (Deficit)
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
Preferred Stock
In connection with the Reverse Recapitalization, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company was authorized to issue 2,500,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock as of December 31, 2022 and 2021. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. The holder of each share of Class A common stock is entitled to one vote per share and the holder of each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon certain events upon the terms and conditions described in the Company’s amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated. Shares of common stock reserved for future issuance on an as-converted basis were as follows (in thousands):

	As of December 31,
	2022	2021
Stock options outstanding	55,388	58,278
Unvested restricted stock units (RSUs)	21,986	2,511
Shares reserved for future award issuances	50,852	77,924
Total	128,226	138,713
Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of December 31, 2022 and 2021, the Company had $0.2 million and $0.7 million recorded in accrued expenses and other current liabilities related to 101,593 and 421,594 unvested shares of common stock subject to repurchase, respectively.
Restricted Stock Subject to Repurchase
In 2018, an executive of the Company purchased 15,408,183 shares of restricted stock, subject to time-based service requirements, which vest over a forty-eight month period. The shares issued upon the purchase of restricted stock are considered to be legally issued and outstanding on the date of purchase and the executive has full voting rights. Upon termination of service, the Company may repurchase unvested shares acquired at a price equal to the price per share paid upon the exercise. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of December 31, 2022, all shares of this restricted stock were fully vested with no balance remaining in deposits. As of December 31, 2021, the Company had $4.8 million recorded in deposits related to 3,210,037 unvested shares of common stock subject to repurchase. For the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of $3.7 million, $4.6 million, and $4.6 million, respectively, related to this restricted stock.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the year ended December 31, 2022, 551,765 shares of Class A common stock were purchased under the 2021 ESPP.
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

During the year ended December 31, 2022, the Company repurchased and retired 23,251,703 shares of Class A common stock at an average purchase price of $3.32 per share for an aggregate repurchase price of $77.2 million. As of December 31, 2022, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the year ended December 31, 2022 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	58,278	$2.35	8.1	$322,799
Options granted	11,914	$4.42
Options exercised	(6,182)	$2.02
Options forfeited or expired	(8,622)	$3.38
Outstanding at December 31, 2022	55,388	$2.67	7.5	$10,552
Exercisable at December 31, 2022	29,223	$2.04	6.2	$10,457
Vested or expected to vest at December 31, 2022	55,490	$2.67	7.5	$10,591
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $2.47 per share, $3.63 per share and $2.40 per share during the years ended December 31, 2022, 2021 and 2020, respectively.
The intrinsic value of the options exercised was $14.0 million, $31.9 million and $9.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company did not issue any grants to non-employees during the year ended December 31, 2022. The Company granted 19,639 options to non-employees during the year ended December 31, 2021.

A summary of the Company’s RSU activity for the year ended December 31, 2022 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021	2,511	$8.74
RSUs granted	26,514	$4.14
RSUs vested	(4,520)	$5.05
RSUs forfeited	(2,519)	$6.16
Unvested at December 31, 2022	21,986	$4.25
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
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	53.9%- 61.2%	53.7% - 54.5%	48.8% -53.4%
Expected term (years)	6.1	6.3	6.0
Risk-free interest rate	3.1%	1.1%	0.6%
Expected dividend yield	—	—	—
Fair value of common stock per share	$1.99 - $6.06	$4.92 - $6.83	$3.89 - $4.23
Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$2,627	$1,466	$905
Research and development	35,567	20,690	10,235
Sales and marketing	10,160	6,388	3,403
General and administrative	16,066	18,970	8,065
Total	$64,420	$47,514	$22,608
As of December 31, 2022, there was $165.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.2 years.

Note 10. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2022		2021		2020
	Class A	Class B	Class A	Class B	Common
Net loss attributable to common stockholders	$(46,344)	$(91,572)	$(8,032)	$(87,293)	$(75,234)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	127,266	251,465	12,330	134,007	90,190
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.36)	$(0.36)	$(0.65)	$(0.65)	$(0.83)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	Year Ended December 31,
	2022	2021	2020
Redeemable convertible preferred stock	—	—	190,477
Outstanding stock options	55,388	58,278	46,973
Unvested RSUs	21,986	2,511	—
Unvested early exercised stock options subject to repurchase	102	422	693
Unvested restricted stock	—	3,210	7,062
Shares issuable pursuant to the employee stock purchase plan	2,566	—	—
Contingently issuable shares	7	181	204
Total	80,049	64,602	245,409
Note 11. Employee Benefit Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees in the United States. The Company is allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the 401(k) Plan and as approved by the Board of Directors. Through December 31, 2020, the Company did not match eligible participants’ 401(k) contributions. As of January 1, 2021, the Company began matching a portion of eligible participants’ 401(k) contributions. The Company’s match totaled $1.4 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. No discretionary profit-sharing contributions have been made to date.
Note 12. Income Taxes
Loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(138,883)	$(94,693)	$(74,882)
Foreign	2,640	(475)	(225)
Loss before income taxes	$(136,243)	$(95,168)	$(75,107)

Provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	343	146	11
Foreign	1,560	11	116
Total current provision for income taxes	1,903	157	127
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(230)	—	—
Total deferred provision for income taxes	(230)	—	—
Total provision for income taxes	$1,673	$157	$127
Income tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate to pretax loss as a result of the following:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	(21.0)%	(21.0)%	(21.0)%
State tax	0.2	0.2	(2.5)
Permanent items	0.9	0.7	0.4
Transaction costs	—	(4.8)	—
Stock-based compensation	5.3	6.6	4.3
R&D credit	(3.2)	(4.2)	(4.2)
Other	0.5	—	0.1
Changes in valuation allowance	18.5	22.8	22.9
Foreign rate differential	—	(0.1)	0.2
Effective tax rate	1.2%	0.2%	0.2%
Tax effects of significant items comprising the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss	$95,567	$96,423
Credit carryforwards	18,564	14,162
Stock-based compensation	8,071	5,924
Lease liability	14,945	16,691
Reserves, accruals and other	1,948	1,774
Capitalized R&D	22,944	—
Other	1,252	331
Total deferred tax assets	163,291	135,305
Valuation allowance	(150,294)	(120,873)
Total deferred tax assets, net	12,997	14,432
Deferred tax liabilities:
ROU asset basis	(12,752)	(14,432)
Total deferred tax liabilities	(12,752)	(14,432)
Net deferred tax assets	$245	$—

Based upon available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has established a full valuation allowance for its U.S. net deferred tax assets. The valuation allowance increased by $29.4 million and $24.8 million, respectively, during 2022 and 2021. The Company had aggregate deferred tax assets of $163.3 million and $135.3 million as of December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company had federal net operating loss carryforwards of $382.1 million, which begin to expire in 2033, and state net operating loss carryforwards of $234.8 million, which begin to expire in 2029. Of the $382.1 million U.S. federal net operating losses $214.3 million is carried forward indefinitely but is limited to 80% of current year taxable income. As of December 31, 2022, the Company had federal tax credits of $21.9 million, which begin to expire in 2028, and state tax credits of $19.3 million, which do not expire. The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
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

A reconciliation of the beginning and ending balances of unrecognized tax benefit were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Gross unrecognized tax benefits - beginning of year	$13,902	$10,143	$6,971
Increases related to current year tax positions	4,662	3,759	3,129
Increases related to prior year tax positions	—	—	43
Gross unrecognized tax benefits - end of year	$18,564	$13,902	$10,143
All of the unrecognized tax benefits as of December 31, 2022 are accounted for as a reduction in the Company’s deferred tax assets. Due to the Company’s valuation allowance, none of the $18.6 million of unrecognized tax benefits, related solely to its federal and state research and development income tax credits, would affect the Company’s effective tax rate, if recognized. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. There were no interest or penalties accrued related to unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020, and no liability for accrued interest or penalties related to unrecognized tax benefits as of December 31, 2022 and 2021.
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
Note 13. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$204,449	$183,724	$119,118
International	8,316	8,473	4,166
Total	$212,765	$192,197	$123,284

Substantially all of the Company’s long-lived assets are located in the United States.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
Adoption of 2023 Incentive Compensation Plan
On February 23, 2023, the Compensation and People Development Committee of our Board of Directors adopted the 2023 Incentive Compensation Plan (the “2023 ICP”) setting forth the specific details of potential incentive compensation that may be granted to the eligible employees, including its Head of Revenue, Heidi Andersen. Eligible employees of the Company may be eligible to earn commissions on sales activities, as well as quarterly performance-based rewards (“MBO Bonus”), in each case, at the rates set forth in schedules to the 2023 ICP. Additionally, eligible employees may qualify for short-term or one-time bonus opportunities in connection with contest or similar short-term incentive efforts, subject to terms that will be communicated to the employee. In order to receive compensation under the 2023 ICP, the eligible employee must be employed by us on the day on which the payment of such compensation is paid and otherwise adhere to the terms and conditions of the 2023 ICP.

The above description of the 2023 ICP does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 ICP, which is filed as Exhibit 10.18 hereto and incorporated herein by reference.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference as indicated.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 6, 2021, by and among the Khosla Ventures Acquisition Co. II, Lorelei Merger Sub Inc. and Nextdoor, Inc., as amended (included as Annex A to the registration statement on Form S-4)	S-4	2.1	October 1, 2021
3.1	Amended and Restated Certificate of Incorporation of Nextdoor Holdings, Inc.	8-K	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of Nextdoor Holdings, Inc.	8-K	3.1	December 1, 2022
4.1	Specimen Class A Common Stock Certificate of Nextdoor Holdings, Inc.	8-K	4.1	November 12, 2021
4.2*	Description of Registrant’s Securities
10.1	Form of Subscription Agreement	S-4	10.3	October 1, 2021
10.2	Amended and Restated Registration Rights Agreement, dated November 5, 2021, by and among Nextdoor Holdings, Inc. and the other parties thereto	8-K	10.5	November 12, 2021
10.3+	2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.24	July 20, 2021
10.4+	Form of Early Exercise Stock Option Grant under the 2008 Equity Incentive Plan	S-4	10.26	July 20, 2021
10.5+	Form of Stock Option Grant under the 2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.27	July 20, 2021
10.6+	2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.25	July 20, 2021
10.7+	Form of Early Exercise Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.28	July 20, 2021
10.8+	Form of Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.29	July 20, 2021
10.9+	Form of Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan of Nextdoor, Inc.	8-K	10.18	November 12, 2021
10.10+	Nextdoor Holdings, Inc. 2021 Equity Incentive Plan	8-K	10.7	November 12, 2021
10.11+	Form of Stock Option Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.15	July 20, 2021
10.12+	Form of Restricted Stock Unit Award Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.16	July 20, 2021
10.13+	Nextdoor Holdings, Inc. 2021 Employee Stock Purchase Plan	8-K	10.10	November 12, 2021
10.14+	Executive Offer Letter of Sarah Friar	S-4	10.18	July 20, 2021

10.15+	Executive Offer Letter of Michael Doyle	S-4	10.19	July 20, 2021
10.16+	Executive Offer Letter of Heidi Anderson	S-4	10.20	July 20, 2021
10.17+	2019 Incentive Compensation Plan of Heidi Andersen	S-4	10.22	July 20, 2021
10.18+*	2023 Incentive Compensation Plan of Heidi Andersen
10.19+	Executive Offer Letter of John Orta	S-4	10.21	July 20, 2021
10.20+	Form of Indemnity Agreement	8-K	10.6	November 12, 2021
10.21+	Form of Change in Control and Severance Agreement	S-4	10.23	July 20, 2021
21.1	List of Subsidiaries	8-K	21.1	November 12, 2021
23.1*	Consent of Ernst & Young, LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in San Francisco, California.

NEXTDOOR HOLDINGS, INC.

Date:	February 28, 2023	By:	/s/ Sarah Friar
		Name:	Sarah Friar
		Title:	Chief Executive Officer, President and Chairperson of the Board of Directors
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sarah Friar	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)	February 28, 2023
Sarah Friar

/s/ Michael Doyle	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2023
Michael Doyle

/s/ John Hope Bryant	Director	February 28, 2023
John Hope Bryant

/s/ J. William Gurley	Director	February 28, 2023
J. William Gurley

/s/ Leslie Kilgore	Director	February 28, 2023
Leslie Kilgore

/s/ Mary Meeker	Director	February 28, 2023
Mary Meeker

/s/ Jason Pressman	Director	February 28, 2023
Jason Pressman

/s/ David Sze	Director	February 28, 2023
David Sze

/s/ Nirav Tolia	Director	February 28, 2023
Nirav Tolia

/s/ Chris Varelas	Director	February 28, 2023
Chris Varelas

/s/ Andrea Wishom	Director	February 28, 2023
Andrea Wishom