Form 10-Q
period 2023-03-31
Nextdoor Holdings, Inc.
filed 2023-05-09
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 5, 2023, there were 159,130,899 shares of the registrant’s Class A common stock outstanding and 215,444,085 shares of the registrant’s Class B common stock outstanding.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, inflation, and rising interest rates;

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

•our financial performance; and

•other factors detailed in Part II, Item 1A, “Risk Factors” in this Quarterly Report.

We have based these forward-looking statements largely on our current expectations and projections as of the date of this filing about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-

term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report and in other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), that disclose risks and uncertainties that may affect our business. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and circumstances discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

As used in this Quarterly Report, the terms “Nextdoor,” “we,” “us,” “Registrant,” and “our” mean Nextdoor Holdings, Inc. and its subsidiaries unless the context indicates otherwise. The term “Business Combination” refers to the transactions contemplated by the that certain Agreement and Plan of Merger, dated as of July 6, 2021, by and among Khosla Ventures Acquisition Co. II, Nextdoor, Inc., and Lorelei Merger Sub Inc., as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of September 30, 2021, including (i) the merger contemplated by the Agreement and Plan of Merger, whereby Lorelei Merger Sub Inc. merged with and into Nextdoor, Inc., with Nextdoor, Inc. surviving the merger as a wholly-owned subsidiary of Khosla Ventures Acquisition Co. II, and (ii) the private placement pursuant to which investors collectively subscribed for 27,000,000 shares of our Class A common stock at $10.00 per share, for an aggregate purchase price of $270,000,000.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of March 31,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$67,818	$55,236
Marketable securities	507,010	528,067
Accounts receivable, net of allowance of $373 and $422 as of March 31, 2023 and December 31, 2022, respectively	28,045	29,770
Prepaid expenses and other current assets	11,194	12,185
Total current assets	614,067	625,258
Property and equipment, net	10,895	11,818
Operating lease right-of-use assets	60,351	52,555
Intangible assets, net	2,633	3,067
Goodwill	1,211	1,211
Other assets	5,629	5,653
Total assets	$694,786	$699,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,068	$4,535
Operating lease liabilities, current	5,660	7,766
Accrued expenses and other current liabilities	22,520	22,362
Total current liabilities	33,248	34,663
Operating lease liabilities, non-current	65,114	53,831
Total liabilities	98,362	88,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 158,918 and 153,693 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	16	15
Class B common stock, $0.0001 par value; 500,000 shares authorized, 215,596 and 218,029 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	1,249,043	1,231,482
Accumulated other comprehensive loss	(686)	(2,196)
Accumulated deficit	(651,971)	(618,255)
Total stockholders’ equity	596,424	611,068
Total liabilities and stockholders’ equity	$694,786	$699,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$49,771	$51,000
Costs and expenses:
Cost of revenue	9,913	9,055
Research and development	32,982	28,960
Sales and marketing	29,209	31,061
General and administrative	16,479	15,150
Total costs and expenses	88,583	84,226
Loss from operations	(38,812)	(33,226)
Interest income	5,513	491
Other income (expense), net	(116)	(185)
Loss before income taxes	(33,415)	(32,920)
Provision for income taxes	301	28
Net loss	$(33,716)	$(32,948)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.09)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	373,025	381,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(33,716)	$(32,948)
Other comprehensive income (loss):
Foreign currency translation adjustments	19	74
Change in unrealized gain (loss) on available-for-sale marketable securities	1,491	(1,586)
Total other comprehensive income (loss)	$1,510	$(1,512)
Comprehensive loss	$(32,206)	$(34,460)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	1,935	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	2,433	—	(2,433)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	297	—	—	—	537	—	—	537
Issuance of common stock under employee stock purchase plan	560	1	—	—	1,075	—	—	1,076
Vesting of early exercised stock options	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	15,816	—	—	15,816
Other comprehensive income	—	—	—	—	—	1,510	—	1,510
Net loss	—	—	—	—	—	—	(33,716)	(33,716)
Balances as of March 31, 2023	158,918	$16	215,596	$22	$1,249,043	$(686)	$(651,971)	$596,424

	Three Months Ended March 31, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	53	—	96	—	—	—	—	$—
Tax withholdings on release of restricted stock units	—	—	—	—	(695)	—	—	$(695)
Issuance of common stock upon exercise of stock options	—	—	2,259	1	4,144	—	—	$4,145
Issuance of common stock in connection with acquisition	—	—	172	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	118	—	—	118
Vesting of restricted stock	—	—	—	—	1,429	—	—	1,429
Stock-based compensation	—	—	—	—	12,144	—	—	12,144
Other comprehensive loss	—	—	—	—	—	(1,512)	—	(1,512)
Net loss	—	—	—	—	—	—	(32,948)	(32,948)
Balances as of March 31, 2022	79,007	$8	307,228	$31	$1,242,955	$(2,041)	$(513,287)	$727,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,716)	$(32,948)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,451	1,330
Stock-based compensation	15,816	12,144
Bad debt expense	(6)	(221)
Other	(2,176)	(582)
Changes in operating assets and liabilities:
Accounts receivable, net	1,731	7,843
Prepaid expenses and other current assets	2,549	4,499
Operating lease right-of-use assets	1,311	1,687
Other assets	24	26
Accounts payable	498	(3,143)
Operating lease liabilities	(1,489)	(1,716)
Accrued expenses and other current liabilities	292	5,568
Net cash used in operating activities	(13,715)	(5,513)
Cash flows from investing activities:
Purchases of property and equipment	(59)	(637)
Purchases of marketable securities	(190,007)	(318,245)
Sales of marketable securities	42,684	—
Maturities of marketable securities	172,047	7,342
Net cash provided by (used in) investing activities	24,665	(311,540)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	537	4,145
Proceeds from issuance of common stock under employee stock purchase plan	1,076	—
Payment of transaction costs related to the Reverse Recapitalization	—	(314)
Tax withholdings on release of restricted stock units	—	(695)
Net cash provided by financing activities	1,613	3,136
Effect of exchange rate changes on cash and cash equivalents	19	73
Net increase (decrease) in cash and cash equivalents	12,582	(313,844)
Cash and cash equivalents at beginning of period	55,236	521,812
Cash and cash equivalents at end of period	$67,818	$207,968
Supplemental cash flow disclosures:
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$133	$1,547
Lease liabilities arising from obtaining right-of-use assets	$10,665	$—
Purchases of property and equipment not yet settled	$35	$584
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
On November 5, 2021 (the “Closing”), the Company consummated the transactions contemplated by the Agreement and Plan of Merger, dated July 6, 2021, as amended on September 30, 2021, by and among Khosla Ventures Acquisition Co. II (“KVSB”), a special purpose acquisition company, Lorelei Merger Sub Inc., and Nextdoor, Inc. (“Legacy Nextdoor”), with Legacy Nextdoor surviving as a wholly owned subsidiary of KVSB (the “Merger” and, collectively with the other transactions that occurred in connection with the Merger, the “Reverse Recapitalization”). In connection with the Closing, KVSB was renamed to Nextdoor Holdings, Inc.

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
The condensed consolidated balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future interim or annual period.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, valuation of financial instruments, valuation of common stock through the date of the Reverse Recapitalization, valuation of stock-based awards, revenue recognition, collectability of accounts receivable, valuation of acquired intangible assets and goodwill, useful lives of intangible assets, useful lives of property and equipment, the incremental borrowing rate applied in lease accounting, income taxes and deferred income tax assets and associated valuation allowances. The Company bases these estimates and assumptions on historical experience and various other assumptions that it considers reasonable. The actual results could differ materially from these estimates.
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU 2018-19, ASU 2019-04, and ASU 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted this standard as of January 1, 2023, and the adoption did not have an impact on the Company’s unaudited condensed consolidated financial statements.
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of March 31, 2023 and December 31, 2022, deferred revenue was $6.8 million and $6.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each period was $2.6 million and $2.9 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$33,603	$—	$—	$33,603
Total cash equivalents	33,603	—	—	33,603
Marketable securities:
Certificates of deposit	46,087	1	(98)	45,990
Commercial paper	104,309	29	(74)	104,264
Corporate bonds	176,387	133	(1,282)	175,238
U.S. Treasury securities	61,344	296	(8)	61,632
U.S. Agency bonds	102,849	159	(14)	102,994
Asset-backed securities	16,950	10	(68)	16,892
Total marketable securities	507,926	628	(1,544)	507,010
Total	$541,529	$628	$(1,544)	$540,613

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,381	$—	$—	$20,381
Corporate bonds	6,021	3	—	$6,024
Commercial paper	9,394	—	(3)	$9,391
Total cash equivalents	$35,796	$3	$(3)	$35,796
Marketable securities:
Certificates of deposit	44,732	9	(191)	$44,550
Commercial paper	100,909	27	(92)	$100,844
Corporate bonds	280,023	11	(1,980)	$278,054
U.S. Treasury securities	41,646	3	(123)	$41,526
U.S. Agency bonds	46,366	66	(22)	$46,410
Asset-backed securities	16,798	—	(115)	$16,683
Total marketable securities	530,474	116	(2,523)	528,067
Total	$566,270	$119	$(2,526)	$563,863
All marketable securities are designated as available-for-sale securities as of March 31, 2023 and December 31, 2022. No investments had been in an unrealized loss position for greater than 12 months as of March 31, 2023 and December 31, 2022.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$374,317	$373,432
Due after one to four years	133,608	133,578
Total	$507,925	$507,010

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$473,133	$471,378
Due after one to four years	57,341	56,689
Total	$530,474	$528,067
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of March 31, 2023 and December 31, 2022. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$33,603	$—	$33,603
Total cash equivalents	$33,603	$—	$33,603
Marketable securities:
Certificates of deposit	—	45,990	45,990
Commercial paper	—	104,264	104,264
Corporate bonds	—	175,238	175,238
U.S. Treasury securities	—	61,632	61,632
U.S. Agency bonds	—	102,994	102,994
Asset-backed securities	—	16,892	16,892
Total marketable securities	—	507,010	507,010
Total cash equivalents and marketable securities	$33,603	$507,010	$540,613

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,381	$—	$20,381
Corporate bonds	—	6,024	6,024
Commercial paper	—	9,391	9,391
Total cash equivalents	$20,381	$15,415	$35,796
Marketable securities:
Certificates of deposit	—	44,550	44,550
Commercial paper	—	100,844	100,844
Corporate bonds	—	278,054	278,054
U.S. Treasury securities	—	41,526	41,526
U.S. Agency bonds	—	46,410	46,410
Asset-backed securities	—	16,683	16,683
Total marketable securities	—	528,067	528,067
Total cash equivalents and marketable securities	$20,381	$543,482	$563,863
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
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value
The following table presents the fair value of assets not recorded at fair value (in thousands):

	As of March 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,654	$4,654

	As of December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,646	$4,646
As of March 31, 2023 and December 31, 2022, there were no financial instruments or liabilities that were not recorded at fair value.

Note 6. Leases
The Company has entered into various non-cancellable office facility leases in various locations with original lease periods expiring between 2020 and 2029, with its primary office location in San Francisco, California. The Company entered into a lease consisting of multiple floors for its San Francisco headquarters in 2019, with a lease term through 2029. On January 30, 2023, the Company entered into a lease amendment for its headquarters lease. The lease amendment extended the lease term through April 30, 2032, and resulted in an increase to right-of-use assets and operating lease liabilities. The Company's lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The components of lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$2,370	$2,445
Short-term lease cost	399	275
Variable lease cost	446	172
Total	$3,215	$2,892
Other information related to the Company’s operating leases was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,548	$2,474
ROU assets obtained in exchange for new operating lease liabilities	$9,107	$—
Lease terms and discount rates for operating leases were as follows:

	As of March 31,
	2023	2022
Weighted average remaining lease term (years)	9.1	7.1
Weighted average discount rate	7.1%	4.5%
As of March 31, 2023, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2023	$7,798
2024	10,657
2025	10,977
2026	10,777
2027	10,586
Thereafter	44,391
Total lease payments	95,186
Less: imputed interest	(24,412)
Present value of lease liabilities	70,774
Less: current operating lease liabilities	(5,660)
Long-term operating lease liabilities	$65,114
The table above does not include lease payments that were not fixed at commencement or lease modification.
Note 7. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of March 31, 2023 and December 31, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three months ended March 31, 2023 and 2022, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of March 31, 2023 and December 31, 2022.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the three months ended March 31, 2023, no disbursements were made related to this loan. During the year ended December 31, 2022, the Company made one loan disbursement of $5.0 million.
Note 8. Common Stock and Stockholders’ Equity
Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of March 31, 2023 and December 31, 2022, the Company had less than $0.1 million and $0.2 million recorded in accrued expenses and other current liabilities related to 19,156 and 101,593 unvested shares of common stock subject to repurchase, respectively.
Equity Incentive Plans
2021 Equity Incentive Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”) as a successor to the 2018 Equity Incentive Plan (the “2018 Plan”), with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, and restricted stock units (“RSUs”).

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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended March 31, 2023, 559,707 shares of Class A common stock were purchased under the 2021 ESPP.
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
During the three months ended March 31, 2023, the Company did not repurchase or retire any shares of its Class A common stock. As of March 31, 2023, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2023 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	55,388	$2.67	7.5	$10,552
Options granted	733	$1.91
Options exercised	(297)	$1.81
Options forfeited or expired	(1,415)	$2.70
Outstanding at March 31, 2023	54,409	$2.67	7.3	$11,638
Exercisable at March 31, 2023	31,193	$2.09	6.1	$11,366
Vested or expected to vest at March 31, 2023	54,429	$2.67	7.3	$11,638
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.21 per share and $3.28 per share during the three months ended March 31, 2023 and 2022, respectively.
The intrinsic value of the options exercised was $0.2 million and $9.8 million for the three months ended March 31, 2023 and 2022, respectively.

A summary of the Company’s RSU activity for the three months ended March 31, 2023 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	21,986	$4.25
RSUs granted	5,581	$2.06
RSUs vested	(1,935)	$4.07
RSUs forfeited	(1,218)	$4.60
Unvested at March 31, 2023	24,414	$3.74

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Three Months Ended March 31,
	2023	2022
Expected volatility	66.7% - 66.8%	53.9% -55.6%
Expected term (years)	5.9	6.1
Risk-free interest rate	4.2%	2.5%
Expected dividend yield	—	—
Fair value of common stock per share	$1.91	$5.58 - $6.06
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$630	$455
Research and development	8,457	6,635
Sales and marketing	2,433	1,996
General and administrative	4,296	3,058
Total	$15,816	$12,144
As of March 31, 2023, there was $151.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.1 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(14,083)	$(19,633)	$(6,814)	$(26,134)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	155,807	217,218	78,980	302,897
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.09)	$(0.09)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of March 31,
	2023	2022
Outstanding stock options	54,409	59,911
Unvested RSUs	24,414	4,290
Unvested early exercised stock options subject to repurchase	19	349
Unvested restricted stock	—	2,247
Shares issuable pursuant to the ESPP	2,372	2,390
Contingently issuable shares	7	9
Total	81,221	69,196
Note 10. Income Taxes
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
The Company recorded an income tax expense for the three months ended March 31, 2023 and 2022 of $0.3 million and less than $0.1 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$46,815	$48,861
International	2,956	2,139
Total	$49,771	$51,000

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of March 31, 2023, Nextdoor was in more than 305,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended March 31, 2023 are as follows:
•Weekly Active Users (“WAUs”) were 42.4 million, an increase of 16% compared to the three months ended March 31, 2022.
•Average revenue per weekly active user (“ARPU”) was $1.17, a decrease of 16% compared to the three months ended March 31, 2022.
Financial Results as of and for the three months ended March 31, 2023 are as follows:
•Revenue for the three months ended March 31, 2023 was $49.8 million, a decrease of 2% compared to the three months ended March 31, 2022.
•Total costs and expenses for the three months ended March 31, 2023 were $88.6 million, an increase of 5% compared to the three months ended March 31, 2022.
•Net loss for the three months ended March 31, 2023 increased 2% to $33.7 million, compared to $32.9 million for the three months ended March 31, 2022.
•Adjusted EBITDA loss for the three months ended March 31, 2023 increased 9% to $21.7 million, compared to $19.9 million for the three months ended March 31, 2022.
•Cash, cash equivalents, and marketable securities were $574.8 million as of March 31, 2023.
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
Weekly Active Users (WAU)
We define a WAU as a Nextdoor user who opens our application, logs on to our website, or engages with an email with monetizable content at least once during a defined 7-day period.1 We calculate average WAUs for a particular period by calculating the count of unique users, on a rolling basis for the past seven days, for each day of that period, and dividing that sum by the number of days in that period. We assess the health of our business by measuring WAUs because we believe that weekly usage best captures the cadence at which we expect a healthy user base to engage with, and derive the most utility from our platform, and by extension their neighborh
1 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis or on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

ood. We also present WAUs by geography because we are more advanced in engagement and monetization in the United States than internationally.
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
Our WAU for the three months ended March 31, 2023 and 2022 were 42.4 million and 36.7 million, respectively, which represents 16% growth period over period. As illustrated below, our international WAUs have generally grown at a faster rate than our U.S. WAUs, and we expect this international growth to continue to outpace U.S. growth in the near term.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
27.6
29.2
32.8
35.9
36.7
36.9
38.3
40.0
42.4
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended March 31, 2023 and 2022 was $1.17 and $1.39, respectively, with the decrease due to stronger WAU growth relative to a slight decline in revenue.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.25
$1.57
$1.61
$1.65
$1.39
$1.48
$1.41
$1.33
$1.17
Q1'21
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23

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

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$49,771	$51,000
Costs and expenses(1):
Cost of revenue	9,913	9,055
Research and development	32,982	28,960
Sales and marketing	29,209	31,061
General and administrative	16,479	15,150
Total costs and expenses	88,583	84,226
Loss from operations	(38,812)	(33,226)
Interest income	5,513	491
Other income (expense), net	(116)	(185)
Loss before income taxes	(33,415)	(32,920)
Provision for income taxes	301	28
Net loss	$(33,716)	$(32,948)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$630	$455
Research and development	8,457	6,635
Sales and marketing	2,433	1,996
General and administrative	4,296	3,058
Total	$15,816	$12,144
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended March 31,
(as a percentage of total revenue)	2023	2022
Revenue	100%	100%
Costs and expenses:
Cost of revenue	20	18
Research and development	66	57
Sales and marketing	59	61
General and administrative	33	30
Total costs and expenses	178	165
Loss from operations	(78)	(65)
Interest income	11	1
Other income (expense), net	—	—
Loss before income taxes	(67)	(65)
Provision for income taxes	1	—
Net loss	(68)%	(65)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Revenue	$49,771	$51,000	$(1,229)	(2)%
Revenue decreased by $1.2 million, or 2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decline in advertiser demand for our product offerings, which we believe was driven by reduced marketer spending as a result of a more challenging macroeconomic environment. This was partially offset by increased user engagement as measured by a 16% increase in Q1 WAUs. ARPU decreased 16% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, reflecting year-over-year WAU growth versus the decrease in revenue.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Cost of revenue	$9,913	$9,055	$858	9%
Cost of revenue increased by $0.9 million, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to $0.7 million higher third-party hosting costs due to increased user growth and engagement and a $0.3 million increase in allocated personnel-related costs.
Research and development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Research and development	$32,982	$28,960	$4,022	14%
Research and development expenses increased by $4.0 million, or 14%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a $4.0 million increase in personnel-related costs primarily driven by an increase in headcount.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Personnel-related and other	$20,889	$17,344	$3,545	20%
Brand and performance marketing	5,591	10,770	(5,179)	(48)%
Neighbor services	2,729	2,947	(218)	(7)%
Total sales and marketing	$29,209	$31,061	$(1,852)	(6)%
Sales and marketing expenses decreased by $1.9 million, or 6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $4.1 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels and a $1.0 million decrease in performance marketing costs to attract small and mid-sized customers, partially offset by a $3.5 million increase in personnel-related and other costs, which was driven by an increase in headcount.

General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
General and administrative	$16,479	$15,150	$1,329	9%
General and administrative expenses increased by $1.3 million, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to a $2.4 million increase in personnel-related costs which was driven by an increase in headcount, partially offset by a $0.9 million decrease in professional fees.
Interest income

	Three Months Ended March 31,		Change
(in thousands, except percentages) (NM = Not Meaningful)	2023	2022	$	%
Interest income	$5,513	$491	$5,022	NM
Interest income increased by $5.0 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily driven by higher interest rates.
Other income (expense), net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Other income (expense), net	$(116)	$(185)	$69	(37)%
Other expense decreased by $0.1 million, or 37%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Provision for income taxes	$301	$28	$273	975%
Provision for income taxes increased by $0.3 million, or 975%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $652.0 million as of March 31, 2023. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of March 31, 2023, we had $574.8 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three months ended March 31, 2023, we did not repurchase or retire any shares of Class A common stock. As of March 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(13,715)	$(5,513)
Net cash provided by (used in) investing activities	$24,665	$(311,540)
Net cash provided by financing activities	$1,613	$3,136
Operating activities
Cash used in operating activities during the three months ended March 31, 2023 was $13.7 million which resulted from a net loss of $33.7 million, adjusted for non-cash charges of $15.1 million and net cash inflows of $4.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $15.8 million of stock-based compensation expense and $1.5 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $2.5 million decrease in prepaid expenses and other current assets, a $1.7 million decrease in accounts receivable, a $1.3 million decrease in operating lease right-of-use assets due to normal amortization, a $0.5 million increase in accounts payable, and a $0.3 million increase in accrued expenses and other current liabilities. These amounts were partially offset by a $1.5 million decrease in operating lease liabilities due to lease payments.
Cash used in operating activities during the three months ended March 31, 2022 was $5.5 million which resulted from a net loss of $32.9 million, adjusted for non-cash charges of $12.7 million and net cash inflows of $14.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.1 million of stock-based compensation expense and $1.3 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $7.8 million decrease in accounts receivable, a $5.6 million increase in accrued expenses and other current liabilities, and a $4.5 million decrease in prepaid expenses and other current assets. These amounts were partially offset by a $3.1 million decrease in accounts payable.
Investing activities

Cash provided by investing activities for the three months ended March 31, 2023 was $24.7 million, which consisted of proceeds from maturities of marketable securities of $172.0 million and proceeds from sales of marketable securities of $42.7 million. This was partially offset by purchases of marketable securities of $190.0 million.
Cash used in investing activities for the three months ended March 31, 2022 was $311.5 million, which consisted of purchases of marketable securities of $318.2 million and the purchase of property and equipment of $0.6 million. This was offset by proceeds from maturities of marketable securities of $7.3 million.
Financing activities
Cash provided by financing activities for the three months ended March 31, 2023 was $1.6 million, which consisted of $1.1 million of proceeds from the issuance of common stock under the employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options, net of repurchases.
Cash provided by financing activities for the three months ended March 31, 2022 was $3.1 million, which consisted of $4.1 million of proceeds from the exercise of stock options, net of repurchases, offset by tax withholdings on release of restricted stock units of $0.7 million, and the payment of deferred transaction costs of $0.3 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(33,716)	$(32,948)
Depreciation and amortization	1,451	1,330
Stock-based compensation	15,816	12,144
Interest income	(5,513)	(491)
Provision for income taxes	301	28
Adjusted EBITDA	$(21,661)	$(19,937)
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
There have been no material changes to our critical accounting policies requiring estimates, assumptions, and judgments as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
As of March 31, 2023, we had cash and cash equivalents of $67.8 million and marketable securities of $507.0 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

Adverse global economic and financial conditions could harm our business and financial condition.
Adverse global economic and financial events and the effects thereof, such as the persisting impacts of the COVID-19 pandemic, the war in Ukraine, inflation, rising interest rates, potential recessions, fluctuations in foreign exchange rates, recent turmoil in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to the recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, inflation and rising interest rates;
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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the GDPR, European Directive 2002/58/EC (the “ePrivacy Directive”), UK General Data Protection Regulation (“UK GDPR”), UK Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law, the CDPA, the VCPDA, the CPRA, and other U.S. state privacy laws, or changes to third-party policies.
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
While our revenue growth has slowed in recent quarters, since inception, we have experienced rapid growth and expect to continue to invest broadly across our organization to support our growth. Although we have experienced rapid growth historically, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team.
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
Further, as we have grown, our business has become increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, rising interest rates and inflation, the war in Ukraine and the persisting impacts of the COVID-19 pandemic.
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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of March 31, 2023, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 305,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
In addition, we must manage the potential conflicts between locally accepted business practices in any given jurisdiction and our obligations to comply with laws and regulations, including anti-money laundering laws, anti-corruption laws or regulations applicable to us, such as the U.S. Foreign Corrupt Practices Act, and the U.K. Bribery Act 2010. We also must manage our obligations to comply with laws and regulations related to export controls, sanctions, and embargoes, including regulations established by the U.S. Office of Foreign Assets Control. Government agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of anti-corruption laws or regulations, export controls, and other laws, rules, sanctions, embargoes, and regulations. Any failure by us to comply with local business practices or the laws and regulations applicable to us in the markets in which we operate may adversely affect our business, operating results, and financial condition. Additionally, if we are unable to expand internationally and manage the complexity of our global operations successfully, our business, operating results, and financial condition could be adversely affected.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the persisting impacts of the COVID-19 pandemic, and workforce participation rates. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.
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
We rely on third parties, including email providers, mobile data networks, and geolocation providers to complete the verification process for our neighbors’ accounts. Any failure or interruption experienced by such third parties could result in the inability of neighbors to join our platform, resulting in harm to our reputation and an adverse impact to our business, operating results, and financial condition.
We rely on third parties to verify our neighbors’ accounts through several methods, including but not limited to email, SMS text message, phone calls, geolocation and mailed invitations. For example, we utilize email providers, mobile data networks, and geolocation providers to verify neighbors’ accounts. Account verification is a critical feature of our platform because it demonstrates that neighbors actually live in the neighborhood they desire to join. Any failure, interruption, or loss of access to such third parties or their software could result in the inability of neighbors to join our platform. Our reliance on third parties makes us vulnerable to any service interruptions, whether as a result of a cyber-attack, security breach, weather or other events, or delays in their operations. Additionally, alternative email providers, mobile data networks, geolocation providers or postal providers may be more costly to use than our current providers. Any disruption in the third parties could harm our neighbor growth, which in turn could make us a less attractive advertising platform and harm our reputation, and could harm our business, operating results, and financial condition.
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
The trend towards working from home and using private residential networks to access the Internet, which has arisen in response to the persisting impacts of the COVID-19 pandemic and other global economic and labor market conditions, may further exacerbate risks associated with cyberattacks and data security breaches, because we cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the three months ended March 31, 2023, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
•fluctuations in spending by our advertisers due to macroeconomic conditions, seasonality, episodic regional or global events, including the persisting impacts of the COVID-19 pandemic, or other factors;

•changes in domestic and global business and macroeconomic conditions, including the recent turmoil in the global banking system, potential recession, the continued rise of inflation and interest rates, persisting impacts of the COVID-19 pandemic, and the war in Ukraine;

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
•the timing of incurring additional expenses, such as increases in sales and marketing or research and development, including as a result of the persisting impacts of the COVID-19 pandemic;
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
We regularly review key business and other metrics, including WAUs, Verified Neighbors and ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. For example, in 2021, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have limited, and are expected to continue to limit, our ability to track individual users and devices, and measure user engagement with our emails containing monetizable content for users that use the Apple email client. These changes have affected our ability to calculate WAUs, a key business metric. Because of the introduction of these changes, we are required to rely on estimates based on past user behavior and behavior of users engaging with our monetizable content on email clients other than the Apple email client in order to determine the portion of our WAU figure relating to users that engage solely with emails with monetizable content, which may impact the effectiveness of our analytics platform, as well as the accuracy of our WAU calculations. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $33.7 million and $32.9 million for the three months ended March 31, 2023 and 2022, respectively. We have an accumulated deficit of $652.0 million as of March 31, 2023. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.
Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2022, we had gross U.S. federal net operating loss (“NOL”) carryforwards of approximately $382.1 million and gross state NOL carryforwards of approximately $234.8 million, which if not utilized, will begin to expire for federal and state income tax purposes beginning in 2028. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.
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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. As of March 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the newsfeed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.
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
Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. In Australia, we are also subject to, among other laws, Australia’s “Privacy Act 1988” and Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. In the EEA, we are subject to the GDPR and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK GDPR and the UK Data Protection Act 2018, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states and the United Kingdom, imposes a strict data protection compliance regime, grants new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests).
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
Although the EU Commission and the United States have made progress in their negotiations to reach a new agreement on a framework for data privacy for trans-Atlantic data transfers, it is unclear when they will implement the new data privacy framework. They agreed to the Trans-Atlantic Data Privacy Framework in March 2022, President Biden signed an Executive Order on Enhancing Safeguards for United States Signals Intelligence Activities on October 7, 2022, and on December 13, 2022, the EU Commission issued a draft adequacy decision. On February 28, 2023, the European Data Protection Board issued a non-binding opinion that both applauded improvements to and expressed concern with certain aspects of the EU-U.S. data privacy framework. Next, the Committee of representative of EU Member States will need to approve the new framework.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from effects of the persisting impacts of the COVID-19 pandemic, the war in Ukraine, recessions, rising inflation, interest rates, local and national elections, the recent turmoil in the global banking system, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2023, we had 158,917,703 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.

Provisions in our charter documents and under Delaware law, including anti-takeover provisions, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our Amended and Restated Bylaws (the “Bylaws”), including anti-takeover provisions, may have the effect of delaying or preventing a merger, acquisition or other change of control of the company that our stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our Certificate of Incorporation and Bylaws include provisions that:
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
Issuer Purchases of Equity Securities
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. We did not repurchase or retire any shares of Class A common stock during the three months ended March 31, 2023. As of March 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
Date: May 9, 2023

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)