Form 10-Q
period 2023-06-30
Nextdoor Holdings, Inc.
filed 2023-08-08
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 4, 2023, there were 177,128,575 shares of the registrant’s Class A common stock outstanding and 203,641,379 shares of the registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of June 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$74,268	$55,236
Marketable securities	477,322	528,067
Accounts receivable, net of allowance of $395 and $422 as of June 30, 2023 and December 31, 2022, respectively	28,383	29,770
Prepaid expenses and other current assets	12,090	12,185
Total current assets	592,063	625,258
Restricted cash, non-current	11,226	—
Property and equipment, net	9,947	11,818
Operating lease right-of-use assets	59,246	52,555
Intangible assets, net	2,192	3,067
Goodwill	1,211	1,211
Other assets	8,152	5,653
Total assets	$684,037	$699,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,957	$4,535
Operating lease liabilities, current	5,838	7,766
Accrued expenses and other current liabilities	25,281	22,362
Total current liabilities	37,076	34,663
Operating lease liabilities, non-current	63,616	53,831
Other liabilities, non-current	267	—
Total liabilities	100,959	88,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 168,422 and 153,693 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	17	15
Class B common stock, $0.0001 par value; 500,000 shares authorized, 209,194 and 218,029 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	21	22
Additional paid-in capital	1,272,676	1,231,482
Accumulated other comprehensive loss	(2,262)	(2,196)
Accumulated deficit	(687,374)	(618,255)
Total stockholders’ equity	583,078	611,068
Total liabilities and stockholders’ equity	$684,037	$699,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$56,889	$54,541	$106,660	$105,541
Costs and expenses:
Cost of revenue	10,438	10,187	20,351	19,242
Research and development	37,117	32,699	70,099	61,659
Sales and marketing	31,386	32,627	60,595	63,688
General and administrative	19,390	17,283	35,869	32,433
Total costs and expenses	98,331	92,796	186,914	177,022
Loss from operations	(41,442)	(38,255)	(80,254)	(71,481)
Interest income	6,356	2,153	11,869	2,644
Other income (expense), net	(193)	(708)	(309)	(893)
Loss before income taxes	(35,279)	(36,810)	(68,694)	(69,730)
Provision for income taxes	124	33	425	61
Net loss	$(35,403)	$(36,843)	$(69,119)	$(69,791)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.10)	$(0.18)	$(0.18)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	375,896	385,127	374,469	383,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(35,403)	$(36,843)	$(69,119)	$(69,791)
Other comprehensive income (loss):
Foreign currency translation adjustments	24	418	43	492
Change in unrealized loss on available-for-sale marketable securities	(1,600)	(1,862)	(109)	(3,448)
Total other comprehensive loss	$(1,576)	$(1,444)	$(66)	$(2,956)
Comprehensive loss	$(36,979)	$(38,287)	$(69,185)	$(72,747)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2023	158,918	$16	215,596	$22	$1,249,043	$(686)	$(651,971)	$596,424
Release of restricted stock units	2,118	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	6,402	1	(6,402)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	984	—	—	—	2,026	—	—	2,026
Vesting of early exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	21,576	—	—	21,576
Other comprehensive loss	—	—	—	—	—	(1,576)	—	(1,576)
Net loss	—	—	—	—	—	—	(35,403)	(35,403)
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)	$(687,374)	$583,078

	Three Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2022	79,007	$8	307,228	$31	$1,242,955	$(2,041)	$(513,287)	$727,666
Release of restricted stock units	868	—	—	—	—	—	—	—
Repurchase of common stock	(3,061)	—	—	—	(10,493)	—	—	(10,493)
Conversion from Class B to Class A common stock	76,706	8	(76,706)	(8)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,459	—	176	—	3,467	—	—	3,467
Issuance of common stock in connection with acquisition	—	—	1	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	132	—	—	132
Vesting of restricted stock	—	—	—	—	1,429	—	—	1,429
Stock-based compensation	—	—	—	—	17,544	—	—	17,544
Other comprehensive loss	—	—	—	—	—	(1,444)	—	(1,444)
Net loss	—	—	—	—	—	—	(36,843)	(36,843)
Balances as of June 30, 2022	154,979	$16	230,699	$23	$1,255,034	$(3,485)	$(550,130)	$701,458

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)		$(618,255)	$611,068
Release of restricted stock units	4,053	—	—	—	—	—		—	—
Conversion from Class B to Class A common stock	8,835	1	(8,835)	(1)	—	—		—	—
Issuance of common stock upon exercise of stock options	1,281	—	—	—	2,563	—		—	2,563
Issuance of common stock under employee stock purchase plan	560	1	—	—	1,075	—		—	1,076
Vesting of early exercised stock options	—	—	—	—	164	—		—	164
Stock-based compensation	—	—	—	—	37,392	—		—	37,392
Other comprehensive loss	—	—	—	—	—	(66)		—	(66)
Net loss	—	—	—	—	—	—		(69,119)	(69,119)
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)		$(687,374)	$583,078

	Six Months Ended June 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss		Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	78,954	$8	304,701	$30	$1,225,815	$(529)		$(480,339)	$744,985
Release of restricted stock units	921	—	97	—	—	—		—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(695)	—		—	(695)
Repurchase of common stock	(3,061)	—	—	—	(10,493)	—	—	—	(10,493)
Conversion from Class B to Class A common stock	76,706	8	(76,706)	(8)	—	—		—	—
Issuance of common stock upon exercise of stock options	1,459	—	2,434	1	7,611	—		—	7,612
Issuance of common stock in connection with acquisition	—	—	173	—	—	—		—	—
Vesting of early exercised stock options	—	—	—	—	250	—		—	250
Vesting of restricted stock	—	—	—	—	2,858	—		—	2,858
Stock-based compensation	—	—	—	—	29,688	—		—	29,688
Other comprehensive loss	—	—	—	—	—	(2,956)		—	(2,956)
Net loss	—	—	—	—	—	—		(69,791)	(69,791)
Balances as of June 30, 2022	154,979	$16	230,699	$23	$1,255,034	$(3,485)		$(550,130)	$701,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(69,119)	$(69,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,905	2,704
Stock-based compensation	37,392	29,688
Bad debt expense	28	(159)
Other	(4,628)	(1,254)
Changes in operating assets and liabilities:
Accounts receivable, net	1,359	3,669
Prepaid expenses and other assets	1,654	3,600
Operating lease right-of-use assets	2,416	3,394
Accounts payable	1,401	(846)
Operating lease liabilities	(2,809)	(3,451)
Accrued expenses and other liabilities	3,352	4,325
Net cash used in operating activities	(26,049)	(28,121)
Cash flows from investing activities
Purchases of property and equipment	(139)	(1,303)
Purchases of marketable securities	(303,206)	(482,681)
Sales of marketable securities	51,635	1,736
Maturities of marketable securities	306,835	46,648
Loan to Opportunity Finance Network	(2,500)	—
Net cash provided by (used in) investing activities	52,625	(435,600)
Cash flows from financing activities
Proceeds from exercise of stock options	2,563	7,612
Proceeds from issuance of common stock under employee stock purchase plan	1,076	—
Payment of transaction costs related to the Reverse Recapitalization	—	(314)
Tax withholdings on release of restricted stock units	—	(695)
Repurchase of common stock	—	(10,493)
Prepayment under share repurchase program	—	(14,507)
Net cash provided by (used in) financing activities	3,639	(18,397)
Effect of exchange rate changes on cash and cash equivalents	43	492
Net increase (decrease) in cash and cash equivalents	30,258	(481,626)
Cash, cash equivalents, and restricted cash at beginning of period	55,236	521,812
Cash, cash equivalents, and restricted cash at end of period	$85,494	$40,186
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$74,268	$40,186
Restricted cash, non-current	11,226	—
Total cash, cash equivalents, and restricted cash	$85,494	$40,186
Supplemental cash flow disclosures
Non-cash investing and financing activities
Vesting of restricted stock and early exercised stock options	$164	$3,108
Lease liabilities arising from obtaining right-of-use assets	$10,665	$—
Purchases of property and equipment not yet settled	$21	$—
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of June 30, 2023 and December 31, 2022, deferred revenue was $7.6 million and $6.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each period was $2.8 million and $2.5 million, respectively. For the six months ended June 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each period was $2.8 million and $2.8 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$51,608	$—	$—	$51,608
Total cash equivalents	$51,608	$—	$—	$51,608
Marketable securities:
Certificates of deposit	35,214	2	(38)	35,178
Commercial paper	103,194	2	(101)	103,095
Corporate bonds	149,881	33	(1,095)	148,819
U.S. Treasury securities	71,234	—	(938)	70,296
U.S. Agency bonds	103,366	3	(324)	103,045
Asset-backed securities	16,949	1	(61)	16,889
Total marketable securities	479,838	41	(2,557)	477,322
Total	$531,446	$41	$(2,557)	$528,930

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,381	$—	$—	$20,381
Corporate bonds	6,021	3	—	6,024
Commercial paper	9,394	—	(3)	9,391
Total cash equivalents	$35,796	$3	$(3)	$35,796
Marketable securities:
Certificates of deposit	44,732	9	(191)	44,550
Commercial paper	100,909	27	(92)	100,844
Corporate bonds	280,023	11	(1,980)	278,054
U.S. Treasury securities	41,646	3	(123)	41,526
U.S. Agency bonds	46,366	66	(22)	46,410
Asset-backed securities	16,798	—	(115)	16,683
Total marketable securities	530,474	116	(2,523)	528,067
Total	$566,270	$119	$(2,526)	$563,863
All marketable securities are designated as available-for-sale securities as of June 30, 2023 and December 31, 2022. No investments had been in an unrealized loss position for greater than 12 months as of June 30, 2023 and December 31, 2022.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$332,433	$331,509
Due after one to three years	147,405	145,813
Total	$479,838	$477,322

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$473,133	$471,378
Due after one to four years	57,341	56,689
Total	$530,474	$528,067
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of June 30, 2023 and December 31, 2022. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$51,608	$—	$51,608
Total cash equivalents	$51,608	$—	$51,608
Marketable securities:
Certificates of deposit	—	35,178	35,178
Commercial paper	—	103,095	103,095
Corporate bonds	—	148,819	148,819
U.S. Treasury securities	—	70,296	70,296
U.S. Agency bonds	—	103,045	103,045
Asset-backed securities	—	16,889	16,889
Total marketable securities	—	477,322	477,322
Total cash equivalents and marketable securities	$51,608	$477,322	$528,930

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,381	$—	$20,381
Corporate bonds	—	6,024	6,024
Commercial paper	—	9,391	9,391
Total cash equivalents	$20,381	$15,415	$35,796
Marketable securities:
Certificates of deposit	—	44,550	44,550
Commercial paper	—	100,844	100,844
Corporate bonds	—	278,054	278,054
U.S. Treasury securities	—	41,526	41,526
U.S. Agency bonds	—	46,410	46,410
Asset-backed securities	—	16,683	16,683
Total marketable securities	—	528,067	528,067
Total cash equivalents and marketable securities	$20,381	$543,482	$563,863
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

	As of June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$6,985	$6,985

	As of December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,646	$4,646
As of June 30, 2023 and December 31, 2022, there were no financial instruments or liabilities that were not recorded at fair value.

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
The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$2,333	$2,445	$4,704	$4,891
Short-term lease cost	415	296	813	570
Variable lease cost	868	242	1,312	414
Total	$3,616	$2,983	$6,829	$5,875
Other information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,097	$4,948
ROU assets obtained in exchange for new operating lease liabilities	$9,107	$—
Lease terms and discount rates for operating leases were as follows:

	As of June 30,
	2023	2022
Weighted average remaining lease term (in years)	8.8	6.8
Weighted average discount rate	7.1%	4.5%
As of June 30, 2023, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2023	$5,250
2024	10,657
2025	10,977
2026	10,777
2027	10,586
Thereafter	44,391
Total lease payments	92,638
Less: imputed interest	(23,184)
Present value of lease liabilities	69,454
Less: current operating lease liabilities	(5,838)
Long-term operating lease liabilities	$63,616
The table above does not include lease payments that were not fixed at commencement or lease modification.

Note 7. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of June 30, 2023 and December 31, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and six months ended June 30, 2023 and 2022, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of June 30, 2023 and December 31, 2022.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the three and six months ended June 30, 2023, the Company made one loan disbursement of $2.5 million. During the year ended December 31, 2022, the Company made one loan disbursement of $5.0 million.
Note 8. Common Stock and Stockholders’ Equity
Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity (deficit). As of June 30, 2023 and December 31, 2022, the Company had less than $0.1 million and $0.2 million recorded in accrued expenses and other current liabilities related to 4,792 and 101,593 unvested shares of common stock subject to repurchase, respectively.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three and six months ended June 30, 2023, 559,707 shares of Class A common stock were purchased under the 2021 ESPP.
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
During the three and six months ended June 30, 2023, the Company did not repurchase or retire any shares of its Class A common stock. During the three and six months ended June 30, 2022, the Company repurchased and retired 3,061,092 shares of Class A common stock at an average purchase price of $3.43 per share for an aggregate repurchase price of $10.5 million. As of June 30, 2023, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
Stock Options and RSUs
The Company may grant options to acquire shares of Class A common stock to employees, directors, officers, and consultants at a price not less than the fair market value of the shares at the date of grant. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of ten years. Options granted generally vest on a monthly basis over two to four years. RSUs granted for Class A common stock generally vest on a quarterly basis over two to four years.

A summary of the Company’s stock option activity for the six months ended June 30, 2023 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	55,388	$2.67	7.5	$10,552
Options granted	2,029	$2.11
Options exercised	(1,281)	$2.00
Options forfeited or expired	(2,752)	$2.64
Outstanding at June 30, 2023	53,384	$2.67	7.1	$52,678
Exercisable at June 30, 2023	32,371	$2.13	6.0	$40,792
Vested or expected to vest at June 30, 2023	53,389	$2.67	7.1	$52,683
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.32 per share and $2.71 per share during the six months ended June 30, 2023 and 2022, respectively.
The intrinsic value of the options exercised was $0.9 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively.

A summary of the Company’s RSU activity for the six months ended June 30, 2023 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	21,986	$4.25
RSUs granted	18,791	$2.31
RSUs vested	(4,053)	$3.91
RSUs forfeited	(2,442)	$4.26
Unvested at June 30, 2023	34,282	$3.23

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Six Months Ended June 30,
	2023	2022
Expected volatility	65.4% - 66.8%	53.9% -58.5%
Expected term (in years)	5.9	6.0
Risk-free interest rate	3.8%	2.6%
Expected dividend yield	—	—
Fair value of common stock per share	$1.91 - $2.73	$3.39 - $6.06

Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$846	$494	$1,476	$949
Research and development	11,241	9,874	19,697	16,509
Sales and marketing	3,125	3,000	5,557	4,996
General and administrative	6,364	4,176	10,662	7,234
Total	$21,576	$17,544	$37,392	$29,688
As of June 30, 2023, there was $157.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(15,141)	$(20,262)	$(11,793)	$(25,050)	$(29,219)	$(39,900)	$(18,425)	$(51,366)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	160,763	215,133	123,271	261,856	158,299	216,170	101,248	282,264
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.09)	$(0.10)	$(0.10)	$(0.18)	$(0.18)	$(0.18)	$(0.18)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of June 30,
	2023	2022
Outstanding stock options	53,384	55,440
Unvested RSUs	34,282	15,620
Unvested early exercised stock options subject to repurchase	5	266
Unvested restricted stock	—	1,284
Shares issuable pursuant to the ESPP	2,121	4,040
Contingently issuable shares	7	7
Total	89,799	76,657

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
The Company recorded an income tax expense for the three months ended June 30, 2023 and 2022 of $0.1 million and less than $0.1 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the six months ended June 30, 2023 and 2022 of $0.4 million and $0.1 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$54,460	$52,648	$101,275	$101,509
International	2,429	1,893	5,385	4,032
Total	$56,889	$54,541	$106,660	$105,541

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of June 30, 2023, Nextdoor was in more than 310,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended June 30, 2023 are as follows:
•Weekly Active Users (“WAUs”) were 41.6 million, an increase of 13% compared to the three months ended June 30, 2022.
•Average revenue per weekly active user (“ARPU”) was $1.37, a decrease of 7% compared to the three months ended June 30, 2022.
Financial Results as of and for the three and six months ended June 30, 2023 are as follows:
•Revenue for the three months ended June 30, 2023 was $56.9 million, an increase of 4% compared to the three months ended June 30, 2022. Revenue for the six months ended June 30, 2023 was $106.7 million, an increase of 1% compared to the six months ended June 30, 2022.
•Total costs and expenses for the three months ended June 30, 2023 were $98.3 million, an increase of 6% compared to the three months ended June 30, 2022. Total costs and expenses for the six months ended June 30, 2023 were $186.9 million, an increase of 6% compared to the six months ended June 30, 2022.
•Net loss for the three months ended June 30, 2023 decreased 4% to $35.4 million, compared to $36.8 million for the three months ended June 30, 2022. Net loss for the six months ended June 30, 2023 decreased 1% to $69.1 million, compared to $69.8 million for the six months ended June 30, 2022.
•Adjusted EBITDA loss for the three months ended June 30, 2023 decreased 7% to $18.6 million, compared to $20.0 million for the three months ended June 30, 2022. Adjusted EBITDA loss for the six months ended June 30, 2023 increased 1% to $40.3 million, compared to $40.0 million for the six months ended June 30, 2022.
•Cash, cash equivalents, and marketable securities were $551.6 million as of June 30, 2023.
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
Our WAU for the three months ended June 30, 2023 and 2022 were 41.6 million and 36.9 million, respectively, which represents 13% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
29.2
32.8
35.9
36.7
36.9
38.3
40.0
42.4
41.6
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended June 30, 2023 and 2022 was $1.37 and $1.48, respectively, with the decrease due to stronger WAU growth relative to revenue growth.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.57
$1.61
$1.65
$1.39
$1.48
$1.41
$1.33
$1.17
$1.37
Q2'21
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$56,889	$54,541	$106,660	$105,541
Costs and expenses(1):
Cost of revenue	10,438	10,187	20,351	19,242
Research and development	37,117	32,699	70,099	61,659
Sales and marketing	31,386	32,627	60,595	63,688
General and administrative	19,390	17,283	35,869	32,433
Total costs and expenses	98,331	92,796	186,914	177,022
Loss from operations	(41,442)	(38,255)	(80,254)	(71,481)
Interest income	6,356	2,153	11,869	2,644
Other income (expense), net	(193)	(708)	(309)	(893)
Loss before income taxes	(35,279)	(36,810)	(68,694)	(69,730)
Provision for income taxes	124	33	425	61
Net loss	$(35,403)	$(36,843)	$(69,119)	$(69,791)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$846	$494	$1,476	$949
Research and development	11,241	9,874	19,697	16,509
Sales and marketing	3,125	3,000	5,557	4,996
General and administrative	6,364	4,176	10,662	7,234
Total	$21,576	$17,544	$37,392	$29,688
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue)	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	18	19	19	18
Research and development	65	60	66	58
Sales and marketing	55	60	57	60
General and administrative	34	32	34	31
Total costs and expenses	173	170	175	168
Loss from operations	(73)	(70)	(75)	(68)
Interest income	11	4	11	3
Other income (expense), net	—	(1)	—	(1)
Loss before income taxes	(62)	(67)	(64)	(66)
Provision for income taxes	—	—	—	—
Net loss	(62)%	(68)%	(65)%	(66)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue	$56,889	$54,541	$2,348	4%	$106,660	$105,541	$1,119	1%
Revenue increased by $2.3 million, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to improvements in advertiser demand for our product offerings, which we believe was driven by increased marketer spending as a result of a stabilizing macroeconomic environment, as well as increased user engagement as measured by a 13% increase in Q2 WAUs. ARPU decreased 7% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, reflecting stronger year-over-year WAU growth relative to revenue growth.
Revenue increased by $1.1 million, or 1%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to improvements in advertiser demand for our product offerings, which we believe was driven by increased marketer spending as a result of a stabilizing macroeconomic environment, as well as increased user engagement as measured by a 13% increase in Q2 WAUs. Year-to-date ARPU decreased 11% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, reflecting stronger year-over-year WAU growth relative to revenue growth.
Cost of revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$10,438	$10,187	$251	2%	$20,351	$19,242	$1,109	6%
Cost of revenue increased by $0.3 million, or 2%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $0.3 million increase in allocated personnel-related costs.
Cost of revenue increased by $1.1 million, or 6%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $0.7 million increase in allocated personnel-related costs and $0.6 million higher third-party hosting costs due to increased user growth and engagement, partially offset by a $0.3 million decrease in merchant processing fees.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Research and development	$37,117	$32,699	$4,418	14%	$70,099	$61,659	$8,440	14%
Research and development expenses increased by $4.4 million, or 14%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $4.0 million increase in personnel-related costs primarily driven by an increase in headcount and a $0.3 million increase in allocated overhead costs reflecting an increase in headcount.
Research and development expenses increased by $8.4 million, or 14%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an $8.1 million increase in personnel-related costs primarily driven by an increase in headcount and a $0.6 million increase in third-party software costs, partially offset by a $0.4 million decrease in professional service fees.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Personnel-related and other	$23,048	$20,760	$2,288	11%	$43,937	$38,104	$5,833	15%
Brand and performance marketing	5,446	8,696	(3,250)	(37)%	11,037	19,466	(8,429)	(43)%
Neighbor services	2,892	3,171	(279)	(9)%	5,621	6,118	(497)	(8)%
Total sales and marketing	$31,386	$32,627	$(1,241)	(4)%	$60,595	$63,688	$(3,093)	(5)%
Sales and marketing expenses decreased by $1.2 million, or 4%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a $3.7 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels, partially offset by a $2.3 million increase in personnel-related and other costs, which was driven by an increase in headcount, and a $0.5 million increase in performance marketing costs to attract small and mid-sized customers.
Sales and marketing expenses decreased by $3.1 million, or 5%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $7.9 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels and a $0.5 million decrease in performance marketing costs to attract small and mid-sized customers, partially offset by a $5.8 million increase in personnel-related and other costs, which was driven by an increase in headcount.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General and administrative	$19,390	$17,283	$2,107	12%	$35,869	$32,433	$3,436	11%
General and administrative expenses increased by $2.1 million, or 12%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to a $2.6 million increase in personnel-related costs which was driven by an increase in headcount, partially offset by a $0.7 million decrease in insurance expenses.
General and administrative expenses increased by $3.4 million, or 11%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to a $5.0 million increase in personnel-related costs which was driven by an increase in headcount, partially offset by a $1.5 million decrease in insurance expenses.
Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest income	$6,356	$2,153	$4,203	195%	$11,869	$2,644	$9,225	349%
Interest income increased by $4.2 million, or 195%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily driven by higher interest rates.
Interest income increased by $9.2 million, or 349%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily driven by higher interest rates.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Other income (expense), net	$(193)	$(708)	$515	(73)%	$(309)	$(893)	$584	(65)%
Other expense decreased by $0.5 million, or 73%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Other expense decreased by $0.6 million, or 65%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$124	$33	$91	276%	$425	$61	$364	597%
Provision for income taxes increased by $0.1 million, or 276%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to foreign income tax expenses.
Provision for income taxes increased by $0.4 million, or 597%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $687.4 million as of June 30, 2023. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and expansion of our business.
As of June 30, 2023, we had $551.6 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three and six months ended June 30, 2023, we did not repurchase or retire any shares of Class A common stock. As of June 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(26,049)	$(28,121)
Net cash provided by (used in) investing activities	$52,625	$(435,600)
Net cash provided by (used in) financing activities	$3,639	$(18,397)
Operating activities
Cash used in operating activities during the six months ended June 30, 2023 was $26.0 million which resulted from a net loss of $69.1 million, adjusted for non-cash charges of $35.7 million and net cash inflows of $7.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $37.4 million of stock-based compensation expense and $2.9 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $3.4 million increase in accrued expenses and other liabilities, a $2.4 million decrease in operating lease right-of-use assets due to normal amortization, a $1.7 million decrease in prepaid expenses and other assets, a $1.4 million decrease in accounts receivable, and a $1.4 million increase in accounts payable. These amounts were partially offset by a $2.8 million decrease in operating lease liabilities due to lease payments.
Cash used in operating activities during the six months ended June 30, 2022 was $28.1 million which resulted from a net loss of $69.8 million, adjusted for non-cash charges of $31.0 million and net cash inflows of $10.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $29.7 million of stock-based compensation expense and $2.7 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $4.3 million increase in accrued expenses and other current liabilities, a $3.7 million decrease in accounts receivable, a $3.6 million decrease in prepaid expenses and other assets, and a $3.4 million decrease in operating lease right-of-use assets due to normal amortization. These amounts were partially offset by a $3.5 million decrease in operating lease liabilities due to lease payments and a $0.8 million decrease in accounts payable.
Investing activities
Cash provided by investing activities for the six months ended June 30, 2023 was $52.6 million, which consisted of proceeds from maturities of marketable securities of $306.8 million and proceeds from sales of marketable securities of $51.6 million. This was partially offset by purchases of marketable securities of $303.2 million and a loan to Opportunity Finance Network of $2.5 million.
Cash used in investing activities for the six months ended June 30, 2022 was $435.6 million, which consisted of purchases of marketable securities of $482.7 million and the purchase of property and equipment of $1.3 million. This was partially offset by proceeds from maturities of marketable securities of $46.6 million and proceeds from sales of marketable securities of $1.7 million.
Financing activities
Cash provided by financing activities for the six months ended June 30, 2023 was $3.6 million, which consisted of $2.6 million of proceeds from the exercise of stock options and $1.1 million of proceeds from the issuance of common stock under the employee stock purchase plan.

Cash used in financing activities for the six months ended June 30, 2022 was $18.4 million, which included prepayment under the Share Repurchase Program of $14.5 million, repurchases of common stock of $10.5 million, tax withholdings on release of restricted stock units of $0.7 million, and payment of deferred transaction costs of $0.3 million, partially offset by $7.6 million of proceeds from the exercise of stock options.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(35,403)	$(36,843)	$(69,119)	$(69,791)
Depreciation and amortization	1,454	1,374	2,905	2,704
Stock-based compensation	21,576	17,544	37,392	29,688
Interest income	(6,356)	(2,153)	(11,869)	(2,644)
Provision for income taxes	124	33	425	61
Adjusted EBITDA	$(18,605)	$(20,045)	$(40,266)	$(39,982)
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

Interest Rate Risk
As of June 30, 2023, we had cash and cash equivalents of $74.3 million and marketable securities of $477.3 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
We are continuing to make investments in artificial intelligence (“AI”) initiatives, including to recommend relevant unconnected content across our products, enhance our advertising tools, and develop new product features using generative AI. Our AI initiatives may require increased investment in infrastructure and headcount. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in our product development efforts. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of June 30, 2023, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 310,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the six months ended June 30, 2023, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $69.1 million and $69.8 million for the six months ended June 30, 2023 and 2022, respectively. We have an accumulated deficit of $687.4 million as of June 30, 2023. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, hiring additional team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
Although we do not currently incur significant tax costs due to our history of operating losses, our tax liabilities may increase if our profitability increases in the future. In addition, our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would negatively affect our financial results. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”). The IRA includes a 15% corporate alternative minimum tax for companies with modified GAAP net income in excess of $1 billion, a 1% excise tax on certain stock repurchases, and numerous environmental and green energy tax credits. Currently, we are not subject to the corporate alternative minimum tax and we do not expect the new law to have a material impact on our results of operations.

We cannot guarantee that our Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. As of June 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the newsfeed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, data security, intellectual property (including copyright and patent laws), content, rights of publicity, advertising, marketing, competition, protection of minors, age verification, consumer protection, taxation, and telecommunications. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other government scrutiny.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may change and become less predictable or unfavorable by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could seriously harm our business. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. The United Kingdom, similarly, has proposed a draft Online Safety Bill, which, if passed, would create requirements around monitoring and handling harmful content and require us to expend resources to try to comply with the new regulations or incur liability. Similarly, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which goes into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate could require us to expend additional resources to maintain compliance with any new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. After years of uncertainty following the July 16, 2020 decision of the Court of Justice of the European Union (the “CJEU”) invalidating the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), on July 10, 2023 the European Commission adopted its adequacy decision for the new EU-U.S. Data Privacy Framework (“DPF”). The DPF creates a path forward for personal data to be transferred from the EU to United States for U.S. entities that have self-certified with the U.S. Department of Commerce.

We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for artificial intelligence. The proposal, among other things, regulates AI providers and entities making use of AI tools in a professional capacity, and would require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of June 30, 2023. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2023, we had 168,421,864 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.

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
Issuer Purchases of Equity Securities
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. We did not repurchase or retire any shares of Class A common stock during the three and six months ended June 30, 2023. As of June 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
Date: August 8, 2023

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)