Form 10-Q
period 2023-09-30
Nextdoor Holdings, Inc.
filed 2023-11-07
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 3, 2023, there were 182,078,094 shares of the registrant’s Class A common stock outstanding and 203,049,749 shares of the registrant’s Class B common stock outstanding.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation, and rising interest rates;

•our ability to expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States;

•our ability to respond to general economic conditions;

•our ability to invest in, and the ultimate success of, technologies aimed at enhancing our business solutions and delivering additional value to our platform;

•our ability to scale our business effectively;

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

•the impact on our business as a result of interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the war in Ukraine and the Israel-Hamas war), other physical security threats, cyber-attacks, or other catastrophic events;

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

•If we fail to scale our business effectively, our business, operating results, and financial condition would be adversely affected.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of September 30,	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$48,444	$55,236
Marketable securities	491,283	528,067
Accounts receivable, net of allowance of $441 and $422 as of September 30, 2023 and December 31, 2022, respectively	29,991	29,770
Prepaid expenses and other current assets	11,052	12,185
Total current assets	580,770	625,258
Restricted cash, non-current	11,171	—
Property and equipment, net	9,050	11,818
Operating lease right-of-use assets	58,123	52,555
Intangible assets, net	1,746	3,067
Goodwill	1,211	1,211
Other assets	8,029	5,653
Total assets	$670,100	$699,562
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,307	$4,535
Operating lease liabilities, current	6,021	7,766
Accrued expenses and other current liabilities	25,313	22,362
Total current liabilities	34,641	34,663
Operating lease liabilities, non-current	62,011	53,831
Other liabilities, non-current	267	—
Total liabilities	96,919	88,494
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 180,104 and 153,693 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	18	15
Class B common stock, $0.0001 par value; 500,000 shares authorized, 203,417 and 218,029 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	20	22
Additional paid-in capital	1,300,845	1,231,482
Accumulated other comprehensive loss	(2,212)	(2,196)
Accumulated deficit	(725,490)	(618,255)
Total stockholders’ equity	573,181	611,068
Total liabilities and stockholders’ equity	$670,100	$699,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$56,092	$53,954	$162,752	$159,495
Costs and expenses:
Cost of revenue	10,723	9,882	31,074	29,124
Research and development	39,649	33,398	109,748	95,057
Sales and marketing	30,564	29,000	91,159	92,688
General and administrative	19,532	18,066	55,401	50,499
Total costs and expenses	100,468	90,346	287,382	267,368
Loss from operations	(44,376)	(36,392)	(124,630)	(107,873)
Interest income	6,766	2,703	18,635	5,347
Other income (expense), net	(217)	(709)	(526)	(1,602)
Loss before income taxes	(37,827)	(34,398)	(106,521)	(104,128)
Provision for income taxes	289	319	714	380
Net loss	$(38,116)	$(34,717)	$(107,235)	$(104,508)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.09)	$(0.28)	$(0.27)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	381,482	377,756	376,832	381,571

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(38,116)	$(34,717)	$(107,235)	$(104,508)
Other comprehensive income (loss):
Foreign currency translation adjustments	29	291	72	783
Change in unrealized loss on available-for-sale marketable securities	21	(709)	(88)	(4,157)
Total other comprehensive loss	$50	$(418)	$(16)	$(3,374)
Comprehensive loss	$(38,066)	$(35,135)	$(107,251)	$(107,882)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)	$(687,374)	$583,078
Release of restricted stock units	3,704	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(237)	—	—	(237)
Conversion from Class B to Class A common stock	7,277	1	(7,277)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	229	—	1,500	—	4,113	—	—	4,113
Issuance of common stock under employee stock purchase plan	472	—	—	—	940	—	—	940
Vesting of early exercised stock options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	23,343	—	—	23,343
Other comprehensive income	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(38,116)	(38,116)
Balances as of September 30, 2023	180,104	$18	203,417	$20	$1,300,845	$(2,212)	$(725,490)	$573,181

	Three Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2022	154,979	$16	230,699	$23	$1,255,034	$(3,485)	$(550,130)	$701,458
Release of restricted stock units	1,555	—	—	—	—	—	—	—
Repurchase of common stock	(20,191)	(2)	—	—	(66,737)	—	—	(66,739)
Conversion from Class B to Class A common stock	11,343	1	(11,343)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,587	—	—	—	3,608	—	—	3,608
Issuance of common stock under employee stock purchase plan	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	132	—	—	132
Vesting of restricted stock	—	—	—	—	1,430	—	—	1,430
Stock-based compensation	—	—	—	—	17,270	—	—	17,270
Other comprehensive loss	—	—	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	—	—	(34,717)	(34,717)
Balances as of September 30, 2022	149,825	$15	219,356	$22	$1,212,167	$(3,903)	$(584,847)	$623,454

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	7,757	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(237)	—	—	(237)
Conversion from Class B to Class A common stock	16,112	2	(16,112)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,510	—	1,500	—	6,676	—	—	6,676
Issuance of common stock under employee stock purchase plan	1,032	1	—	—	2,015	—	—	2,016
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	—	60,735	—	—	60,735
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(107,235)	(107,235)
Balances as of September 30, 2023	180,104	$18	203,417	$20	$1,300,845	$(2,212)	$(725,490)	$573,181

	Nine Months Ended September 30, 2022
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	78,954	$8	304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	2,476	—	97	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(695)	—	—	(695)
Repurchase of common stock	(23,252)	(2)	—	—	(77,230)	—	—	(77,232)
Conversion from Class B to Class A common stock	88,049	9	(88,049)	(9)	—	—	—	—
Issuance of common stock upon exercise of stock options	3,046	—	2,434	1	11,218	—	—	11,219
Issuance of common stock in connection with acquisition	—	—	173	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—	—	—	383	—	—	383
Vesting of restricted stock	—	—	—	—	4,289	—	—	4,289
Stock-based compensation	—	—	—	—	46,957	—	—	46,957
Other comprehensive loss	—	—	—	—	—	(3,374)	—	(3,374)
Net loss	—	—	—	—	—	—	(104,508)	(104,508)
Balances as of September 30, 2022	149,825	$15	219,356	$22	$1,212,167	$(3,903)	$(584,847)	$623,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(107,235)	$(104,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,356	4,169
Stock-based compensation	60,735	46,957
Bad debt expense	75	(40)
Accretion of investments	(6,505)	954
Other	245	(1,631)
Changes in operating assets and liabilities:
Accounts receivable, net	(296)	2,750
Prepaid expenses and other assets	2,815	5,806
Operating lease right-of-use assets	3,539	5,120
Accounts payable	(1,228)	(445)
Operating lease liabilities	(4,230)	(5,280)
Accrued expenses and other liabilities	3,393	5,351
Net cash used in operating activities	(44,336)	(40,797)
Cash flows from investing activities
Purchases of property and equipment	(268)	(2,182)
Purchases of marketable securities	(454,897)	(555,052)
Sales of marketable securities	81,266	7,822
Maturities of marketable securities	416,587	224,005
Loan to Opportunity Finance Network	(2,500)	—
Net cash provided by (used in) investing activities	40,188	(325,407)
Cash flows from financing activities
Proceeds from exercise of stock options	6,676	11,219
Proceeds from issuance of common stock under employee stock purchase plan	2,016	1,430
Payment of transaction costs related to the Reverse Recapitalization	—	(314)
Tax withholdings on release of restricted stock units	(237)	(695)
Repurchase of common stock	—	(77,232)
Prepayment under share repurchase program	—	(68)
Net cash provided by (used in) financing activities	8,455	(65,660)
Effect of exchange rate changes on cash and cash equivalents	72	783
Net increase (decrease) in cash and cash equivalents	4,379	(431,081)
Cash, cash equivalents, and restricted cash at beginning of period	55,236	521,812
Cash, cash equivalents, and restricted cash at end of period	$59,615	$90,731
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$48,444	$90,731
Restricted cash, non-current	11,171	—
Total cash, cash equivalents, and restricted cash	$59,615	$90,731
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$174	$4,672
Lease liabilities arising from obtaining right-of-use assets	$10,665	$—
Purchases of property and equipment not yet settled	$—	$734
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of September 30, 2023 and December 31, 2022, deferred revenue was $8.3 million and $6.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each period was $2.8 million and $2.6 million, respectively. For the nine months ended September 30, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each period was $2.9 million and $2.9 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$28,609	$—	$—	$28,609
Corporate bonds	478	—	—	478
Total cash equivalents	$29,087	$—	$—	$29,087
Marketable securities:
Certificates of deposit	50,460	14	(8)	50,466
Commercial paper	101,600	1	(213)	101,388
Corporate bonds	159,929	38	(746)	159,221
U.S. Treasury securities	70,921	—	(1,260)	69,661
U.S. Agency bonds	76,343	—	(268)	76,075
Asset-backed securities	34,525	7	(60)	34,472
Total marketable securities	493,778	60	(2,555)	491,283
Total	$522,865	$60	$(2,555)	$520,370

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,381	$—	$—	$20,381
Corporate bonds	6,021	3	—	6,024
Commercial paper	9,394	—	(3)	9,391
Total cash equivalents	$35,796	$3	$(3)	$35,796
Marketable securities:
Certificates of deposit	44,732	9	(191)	44,550
Commercial paper	100,909	27	(92)	100,844
Corporate bonds	280,023	11	(1,980)	278,054
U.S. Treasury securities	41,646	3	(123)	41,526
U.S. Agency bonds	46,366	66	(22)	46,410
Asset-backed securities	16,798	—	(115)	16,683
Total marketable securities	530,474	116	(2,523)	528,067
Total	$566,270	$119	$(2,526)	$563,863
All marketable securities are designated as available-for-sale securities as of September 30, 2023 and December 31, 2022.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position. No investments had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2022.

	As of September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$19,670	$(8)	$—	$—	$19,670	$(8)
Commercial paper	96,403	(213)	—	—	96,403	(213)
Corporate bonds	85,540	(523)	26,626	(223)	112,166	(746)
U.S. Treasury securities	69,335	(1,260)	—	—	69,335	(1,260)
U.S. Agency bonds	75,520	(268)	—	—	75,520	(268)
Asset-backed securities	22,610	(38)	2,453	(22)	25,063	(60)
Total	$369,078	$(2,310)	$29,079	$(245)	$398,157	$(2,555)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$301,523	$300,785
Due after one to three years	192,255	190,498
Total	$493,778	$491,283

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$473,133	$471,378
Due after one to four years	57,341	56,689
Total	$530,474	$528,067

Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of September 30, 2023 and December 31, 2022. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$28,609	$—	$28,609
Corporate bonds	—	478	478
Total cash equivalents	$28,609	$478	$29,087
Marketable securities:
Certificates of deposit	—	50,466	50,466
Commercial paper	—	101,388	101,388
Corporate bonds	—	159,221	159,221
U.S. Treasury securities	—	69,661	69,661
U.S. Agency bonds	—	76,075	76,075
Asset-backed securities	—	34,472	34,472
Total marketable securities	—	491,283	491,283
Total cash equivalents and marketable securities	$28,609	$491,761	$520,370

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,381	$—	$20,381
Corporate bonds	—	6,024	6,024
Commercial paper	—	9,391	9,391
Total cash equivalents	$20,381	$15,415	$35,796
Marketable securities:
Certificates of deposit	—	44,550	44,550
Commercial paper	—	100,844	100,844
Corporate bonds	—	278,054	278,054
U.S. Treasury securities	—	41,526	41,526
U.S. Agency bonds	—	46,410	46,410
Asset-backed securities	—	16,683	16,683
Total marketable securities	—	528,067	528,067
Total cash equivalents and marketable securities	$20,381	$543,482	$563,863
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

	As of September 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$6,998	$6,998

	As of December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,646	$4,646
As of September 30, 2023 and December 31, 2022, there were no financial instruments or liabilities that were not recorded at fair value.

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
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$2,333	$2,445	$7,037	$7,336
Short-term lease cost	545	620	1,358	1,190
Variable lease cost	645	221	1,959	635
Total	$3,523	$3,286	$10,354	$9,161
Other information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,722	$7,497
ROU assets obtained in exchange for new operating lease liabilities	$9,107	$—
Lease terms and discount rates for operating leases were as follows:

	As of September 30,
	2023	2022
Weighted average remaining lease term (in years)	8.6	6.6
Weighted average discount rate	7.1%	4.5%

As of September 30, 2023, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2023	$2,625
2024	10,657
2025	10,977
2026	10,777
2027	10,586
Thereafter	44,391
Total lease payments	90,013
Less: imputed interest	(21,981)
Present value of lease liabilities	68,032
Less: current operating lease liabilities	(6,021)
Long-term operating lease liabilities	$62,011
The table above does not include lease payments that were not fixed at commencement or lease modification.
Note 7. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of September 30, 2023 and December 31, 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and nine months ended September 30, 2023 and 2022, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of September 30, 2023 and December 31, 2022.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the three months ended September 30, 2023, no disbursements were made related to this loan. During the nine months ended September 30, 2023, the Company made one loan disbursement of $2.5 million. During the year ended December 31, 2022, the Company made one loan disbursement of $5.0 million.

Note 8. Common Stock and Stockholders’ Equity
Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity. As of September 30, 2023, all shares of common stock subject to repurchase were fully vested with no balance remaining. As of December 31, 2022, the Company had $0.2 million recorded in accrued expenses and other current liabilities related to 101,593 unvested shares of common stock subject to repurchase.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three and nine months ended September 30, 2023, 472,606 and 1,032,313 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three and nine months ended September 30, 2023, the Company did not repurchase or retire any shares of its Class A common stock. During the three and nine months ended September 30, 2022, the Company repurchased and retired 20,190,611 and 23,251,703 shares of Class A common stock at an average purchase price of $3.31 and $3.32 per share for an aggregate repurchase price of $66.7 million and $77.2 million, respectively. As of September 30, 2023, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2023 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	55,388	$2.67	7.5	$10,552
Options granted	2,936	$2.30
Options exercised	(3,010)	$2.22
Options forfeited or expired	(3,604)	$2.73
Outstanding at September 30, 2023	51,710	$2.68	6.5	$7,187
Exercisable at September 30, 2023	33,236	$2.16	5.5	$7,187
Vested or expected to vest at September 30, 2023	51,710	$2.68	6.5	$7,187
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.45 per share and $3.13 per share during the nine months ended September 30, 2023 and 2022, respectively.
The intrinsic value of the options exercised was $1.8 million and $13.4 million for the nine months ended September 30, 2023 and 2022, respectively.

A summary of the Company’s RSU activity for the nine months ended September 30, 2023 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	21,986	$4.25
RSUs granted	21,204	$2.37
RSUs vested	(7,863)	$3.55
RSUs forfeited	(3,787)	$4.11
Unvested at September 30, 2023	31,540	$3.18

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Nine Months Ended September 30,
	2023	2022
Expected volatility	64.9% - 72.7%	53.9% -73.9%
Expected term (in years)	5.0 - 6.2	6.0
Risk-free interest rate	3.4% - 4.3%	2.6%
Expected dividend yield	—	—
Fair value of common stock per share	$1.91 - $3.31	$3.34 - $6.06
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$835	$732	$2,311	$1,906
Research and development	12,107	9,630	31,804	25,914
Sales and marketing	3,582	2,621	9,140	7,617
General and administrative	6,819	4,287	17,480	11,520
Total	$23,343	$17,270	$60,735	$46,957
As of September 30, 2023, there was $137.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(17,663)	$(20,453)	$(14,142)	$(20,575)	$(46,819)	$(60,416)	$(32,588)	$(71,920)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	176,780	204,702	153,877	223,879	164,527	212,305	118,984	262,587
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.10)	$(0.10)	$(0.09)	$(0.09)	$(0.28)	$(0.28)	$(0.27)	$(0.27)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of September 30,
	2023	2022
Outstanding stock options	51,710	52,426
Unvested RSUs	31,540	20,921
Unvested early exercised stock options subject to repurchase	—	184
Unvested restricted stock	—	321
Shares issuable pursuant to the ESPP	2,481	2,539
Contingently issuable shares	7	7
Total	85,738	76,398
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
The Company recorded an income tax expense for the three months ended September 30, 2023 and 2022 of $0.3 million and $0.3 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the nine months ended September 30, 2023 and 2022 of $0.7 million and $0.4 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$52,964	$52,205	$154,239	$153,715
International	3,128	1,749	8,513	5,780
Total	$56,092	$53,954	$162,752	$159,495

Substantially all of the Company’s long-lived assets are located in the United States.
Note 12. Subsequent Events
On November 7, 2023, the Company announced a cost reduction plan (the “Cost Reduction Plan”) intended to right size the business and align the workforce and other expenses with Nextdoor’s near term revenue expectations and long term business priorities. The Cost Reduction Plan will impact approximately 25% of the Company’s full-time employees.
The Company currently estimates that it will incur one-time charges of approximately $12 million in connection with the Cost Reduction Plan, consisting primarily of cash expenditures for notice period and severance payments, employee benefits, and related costs. In addition, the Company expects to incur approximately $0.5 million in stock-based compensation expense relating to the acceleration of the vesting of equity awards in connection with the Cost Reduction Plan.
The Company expects that the majority of the charges will be incurred in the fourth quarter of 2023 and that the execution of the Cost Reduction Plan will be substantially complete by the end of the fourth quarter of 2023.

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of September 30, 2023, Nextdoor was in more than 315,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended September 30, 2023 are as follows:
•Weekly Active Users (“WAUs”) were 40.4 million, an increase of 6% compared to the three months ended September 30, 2022.
•Average revenue per weekly active user (“ARPU”) was $1.39, a decrease of 2% compared to the three months ended September 30, 2022.
Financial Results as of and for the three and nine months ended September 30, 2023 are as follows:
•Revenue for the three months ended September 30, 2023 was $56.1 million, an increase of 4% compared to the three months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 was $162.8 million, an increase of 2% compared to the nine months ended September 30, 2022.
•Total costs and expenses for the three months ended September 30, 2023 were $100.5 million, an increase of 11% compared to the three months ended September 30, 2022. Total costs and expenses for the nine months ended September 30, 2023 were $287.4 million, an increase of 7% compared to the nine months ended September 30, 2022.
•Net loss for the three months ended September 30, 2023 increased 10% to $38.1 million, compared to $34.7 million for the three months ended September 30, 2022. Net loss for the nine months ended September 30, 2023 increased 3% to $107.2 million, compared to $104.5 million for the nine months ended September 30, 2022.
•Adjusted EBITDA loss for the three months ended September 30, 2023 increased 8% to $19.8 million, compared to $18.4 million for the three months ended September 30, 2022. Adjusted EBITDA loss for the nine months ended September 30, 2023 increased 3% to $60.1 million, compared to $58.3 million for the nine months ended September 30, 2022.
•Cash, cash equivalents, and marketable securities were $539.7 million as of September 30, 2023.
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
Our WAU for the three months ended September 30, 2023 and 2022 were 40.4 million and 38.3 million, respectively, which represents 6% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
32.8
35.9
36.7
36.9
38.3
40.0
42.4
41.6
40.4
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended September 30, 2023 and 2022 was $1.39 and $1.41, respectively, with the decrease due to stronger WAU growth relative to revenue growth.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.61
$1.65
$1.39
$1.48
$1.41
$1.33
$1.17
$1.37
$1.39
Q3'21
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenue	$56,092	$53,954	$162,752	$159,495
Costs and expenses(1):
Cost of revenue	10,723	9,882	31,074	29,124
Research and development	39,649	33,398	109,748	95,057
Sales and marketing	30,564	29,000	91,159	92,688
General and administrative	19,532	18,066	55,401	50,499
Total costs and expenses	100,468	90,346	287,382	267,368
Loss from operations	(44,376)	(36,392)	(124,630)	(107,873)
Interest income	6,766	2,703	18,635	5,347
Other income (expense), net	(217)	(709)	(526)	(1,602)
Loss before income taxes	(37,827)	(34,398)	(106,521)	(104,128)
Provision for income taxes	289	319	714	380
Net loss	$(38,116)	$(34,717)	$(107,235)	$(104,508)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$835	$732	$2,311	$1,906
Research and development	12,107	9,630	31,804	25,914
Sales and marketing	3,582	2,621	9,140	7,617
General and administrative	6,819	4,287	17,480	11,520
Total	$23,343	$17,270	$60,735	$46,957
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue)	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	19	18	19	18
Research and development	71	62	67	60
Sales and marketing	54	54	56	58
General and administrative	35	33	34	32
Total costs and expenses	179	167	177	168
Loss from operations	(79)	(67)	(77)	(68)
Interest income	12	5	11	3
Other income (expense), net	—	(1)	—	(1)
Loss before income taxes	(67)	(64)	(65)	(65)
Provision for income taxes	1	1	—	—
Net loss	(68)%	(64)%	(66)%	(66)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Revenue	$56,092	$53,954	$2,138	4%	$162,752	$159,495	$3,257	2%
Revenue increased by $2.1 million, or 4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to improvements in advertiser demand for our product offerings, which we believe was driven by increased marketer spending as a result of a stabilizing macroeconomic environment, as well as increased user engagement as measured by a 6% increase in Q3 WAUs. ARPU decreased 2% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, reflecting stronger year-over-year WAU growth relative to revenue growth.
Revenue increased by $3.3 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to improvements in advertiser demand for our product offerings, which we believe was driven by increased marketer spending as a result of a stabilizing macroeconomic environment, as well as increased user engagement as measured by a 6% increase in Q3 WAUs. Year-to-date ARPU decreased 8% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, reflecting stronger year-over-year WAU growth relative to revenue growth.
Cost of revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$10,723	$9,882	$841	9%	$31,074	$29,124	$1,950	7%
Cost of revenue increased by $0.8 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to $0.4 million in third-party hosting costs due to increased user growth and engagement and a $0.2 million increase in third-party costs associated with delivering and supporting our advertising products.
Cost of revenue increased by $2.0 million, or 7%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to $1.0 million in third-party hosting costs due to increased user growth and engagement, a $0.8 million increase in allocated personnel-related costs, a $0.4 million increase in third-party costs associated with delivering and supporting our advertising products, partially offset by a $0.3 million decrease in merchant processing fees.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Research and development	$39,649	$33,398	$6,251	19%	$109,748	$95,057	$14,691	15%
Research and development expenses increased by $6.3 million, or 19%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a $5.1 million increase in personnel-related costs primarily driven by an increase in headcount, a $0.5 million increase in third-party software costs, and a $0.5 million increase in allocated overhead costs reflecting an increase in headcount.

Research and development expenses increased by $14.7 million, or 15%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a $13.2 million increase in personnel-related costs primarily driven by an increase in headcount, a $1.2 million increase in third-party software costs, and a $0.4 million increase in allocated overhead costs reflecting an increase in headcount, partially offset by a $0.4 million decrease in professional service fees.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Personnel-related and other	$23,594	$19,451	$4,143	21%	$67,531	$57,554	$9,977	17%
Brand and performance marketing	3,925	6,584	(2,659)	(40)%	14,961	26,050	(11,089)	(43)%
Neighbor services	3,045	2,965	80	3%	8,667	9,084	(417)	(5)%
Total sales and marketing	$30,564	$29,000	$1,564	5%	$91,159	$92,688	$(1,529)	(2)%
Sales and marketing expenses increased by $1.6 million, or 5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a $4.1 million increase in personnel-related and other costs, which was driven by an increase in headcount, partially offset by a $1.9 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels and a $0.7 million decrease in performance marketing costs to attract small and mid-sized customers.
Sales and marketing expenses decreased by $1.5 million, or 2%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $9.8 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels and a $1.3 million decrease in performance marketing costs to attract small and mid-sized customers, partially offset by a $10.0 million increase in personnel-related and other costs, which was driven by an increase in headcount.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
General and administrative	$19,532	$18,066	$1,466	8%	$55,401	$50,499	$4,902	10%
General and administrative expenses increased by $1.5 million, or 8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to a $2.5 million increase in personnel-related costs which was driven by an increase in headcount, partially offset by a $0.7 million decrease in insurance expenses.
General and administrative expenses increased by $4.9 million, or 10%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to a $7.5 million increase in personnel-related costs which was driven by an increase in headcount, partially offset by a $2.2 million decrease in insurance expenses.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Interest income	$6,766	$2,703	$4,063	150%	$18,635	$5,347	$13,288	249%

Interest income increased by $4.1 million, or 150%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily driven by higher interest rates.
Interest income increased by $13.3 million, or 249%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily driven by higher interest rates.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Other income (expense), net	$(217)	$(709)	$492	(69)%	$(526)	$(1,602)	$1,076	(67)%
Other expense decreased by $0.5 million, or 69%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Other expense decreased by $1.1 million, or 67%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Provision for income taxes	$289	$319	$(30)	(9)%	$714	$380	$334	88%
Provision for income taxes decreased by less than $0.1 million, or 9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Provision for income taxes increased by $0.3 million, or 88%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $725.5 million as of September 30, 2023. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of September 30, 2023, we had $539.7 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. We currently anticipate that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the three and nine months ended September 30, 2023, we did not repurchase or retire any shares of Class A common stock. As of September 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(44,336)	$(40,797)
Net cash provided by (used in) investing activities	$40,188	$(325,407)
Net cash provided by (used in) financing activities	$8,455	$(65,660)
Operating activities
Cash used in operating activities during the nine months ended September 30, 2023 was $44.3 million which resulted from a net loss of $107.2 million, adjusted for non-cash charges of $58.9 million and net cash inflows of $4.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $60.7 million of stock-based compensation expense and $4.4 million of depreciation and amortization expense, partially offset by $6.5 million of accretion on investments. The net cash inflows from changes in operating assets and liabilities were primarily due to a $3.5 million decrease in operating lease right-of-use assets due to normal amortization, a $3.4 million increase in accrued expenses and other liabilities, and a $2.8 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $4.2 million decrease in operating lease liabilities due to lease payments, a $1.2 million decrease in accounts payable, and a $0.3 million increase in accounts receivable.
Cash used in operating activities during the nine months ended September 30, 2022 was $40.8 million which resulted from a net loss of $104.5 million, adjusted for non-cash charges of $50.4 million and net cash inflows of $13.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $47.0 million of stock-based compensation expense and $4.2 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $5.8 million decrease in prepaid expenses and other assets, a $5.4 million increase in accrued expenses and other current liabilities, a $5.1 million decrease in operating lease right-of-use assets due to normal amortization, and a $2.8 million decrease in accounts receivable. These amounts were partially offset by a $5.3 million decrease in operating lease liabilities due to lease payments, and a $0.4 million decrease in accounts payable.
Investing activities
Cash provided by investing activities for the nine months ended September 30, 2023 was $40.2 million, which consisted of proceeds from maturities of marketable securities of $416.6 million and proceeds from sales of marketable securities of $81.3 million. This was partially offset by purchases of marketable securities of $454.9 million, a loan to Opportunity Finance Network of $2.5 million, and purchases of property and equipment of 0.3 million.

Cash used in investing activities for the nine months ended September 30, 2022 was $325.4 million, which consisted of purchases of marketable securities of $555.1 million and purchases of property and equipment of $2.2 million. This was partially offset by proceeds from maturities of marketable securities of $224.0 million and proceeds from sales of marketable securities of $7.8 million.
Financing activities
Cash provided by financing activities for the nine months ended September 30, 2023 was $8.5 million, which consisted of $6.7 million of proceeds from the exercise of stock options and $2.0 million of proceeds from the issuance of common stock under the employee stock purchase plan. This was partially offset by tax withholdings on release of restricted stock units of $0.2 million.
Cash used in financing activities for the nine months ended September 30, 2022 was $65.7 million, which consisted of repurchases of common stock of $77.2 million, tax withholdings on release of restricted stock units of $0.7 million, and payment of deferred transaction costs of $0.3 million. This was partially offset by $11.2 million of proceeds from the exercise of stock options and $1.4 million of proceeds from the issuance of common stock under the employee stock purchase plan.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(38,116)	$(34,717)	$(107,235)	$(104,508)
Depreciation and amortization	1,451	1,465	4,356	4,169
Stock-based compensation	23,343	17,270	60,735	46,957
Interest income	(6,766)	(2,703)	(18,635)	(5,347)
Provision for income taxes	289	319	714	380
Adjusted EBITDA	$(19,799)	$(18,366)	$(60,065)	$(58,349)
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
Interest Rate Risk
As of September 30, 2023, we had cash and cash equivalents of $48.4 million and marketable securities of $491.3 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

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
Adverse global economic and financial events and the effects thereof, such as the persisting impacts of the COVID-19 pandemic, the war in Ukraine and the Israel-Hamas war, inflation, rising interest rates, potential recessions, a potential temporary federal government shutdown, fluctuations in foreign exchange rates, recent turmoil in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to the recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation and rising interest rates;
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current war in Ukraine and the Israel-Hamas war), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial majority of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.
A substantial portion of our network infrastructure is provided by third parties, including AWS. We also rely on third parties for other technology related services, including certain artificial intelligence functions. Any disruption or failure in the services we receive from these providers could impact the availability of our platform and could adversely impact our business, operating results and financial condition. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our reliance on and vulnerability to problems with the services they provide and increases in the costs of these services.

Any of these developments may result in interruptions in the availability or performance of our platform, result in neighbors ceasing to use our platform, require unfavorable changes to our platform, delay the introduction of future products, or otherwise adversely affect our reputation, business, operating results, and financial condition.
If we fail to scale our business effectively, our business, operating results, and financial condition would be adversely affected.
We have experienced a period of significant growth in recent years and expect to continue to invest strategically across our organization to support measured growth, while also scaling back certain areas of our business in response to changing economic conditions. Although we have experienced rapid growth historically, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth or to manage expenses by scaling back other areas of our business will be successful. The effective scaling of our business will require us to invest financial and operational resources and the continuous dedication of our management team.

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
Further, as we have grown, our business has become increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the recent turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, rising interest rates and inflation, the war in Ukraine and the Israel-Hamas war and the persisting impacts of the COVID-19 pandemic.
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
Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in November 2023, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. We expect that the execution of this restructuring plan will be substantially completed by the end of the fourth quarter of 2023. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of September 30, 2023, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 315,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability, including as a result of acts of war or terrorism, including the war in Ukraine and the Israel-Hamas war;
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, the persisting impacts of the COVID-19 pandemic, and workforce participation rates. Further, in November 2023, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we authorized a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. We expect that the execution of this restructuring plan will be substantially complete by the end of the fourth quarter of 2023. This restructuring plan could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the nine months ended September 30, 2023, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, including iOS 15, iPadOS 15, and macOS 12, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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

•changes in domestic and global business and macroeconomic conditions, including the recent turmoil in the global banking system, potential recession, a potential temporary federal government shutdown, the continued rise of inflation and interest rates, persisting impacts of the COVID-19 pandemic, and the war in Ukraine and the Israel-Hamas war;

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
In addition, we believe that our rapid historical growth may understate the potential seasonality of our business. As our revenue growth rate slows, we expect that the seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate. For example, advertising spending is traditionally seasonally strong in the fourth quarter of each year and we believe that this seasonality affects our quarterly results, which generally reflect higher sequential revenue growth from the third to fourth quarter compared to sequential revenue growth from the fourth quarter to the subsequent first quarter. In addition, global economic concerns continue to create uncertainty and unpredictability and add risk to our future outlook. An economic downturn in any particular region in which we do business or globally could result in reductions in revenue, as our advertisers reduce their advertising budgets, and other adverse effects that could harm our business, operating results, and financial condition.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $107.2 million and $104.5 million for the nine months ended September 30, 2023 and 2022, respectively. We have an accumulated deficit of $725.5 million as of September 30, 2023. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in November 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. As of September 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. Nextdoor must comply with the DSA by February 2024 and could face significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act became law. The Act creates requirements around monitoring and handling harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which goes into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate could require us to expend additional resources to maintain compliance with any new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. For example, Virginia, Colorado, Connecticut, and Utah have all passed data privacy laws that have gone or will go into effect at various times in 2023, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act, which was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for artificial intelligence, is expected to pass in the coming months. The EU Artificial Intelligence Act would regulate AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

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
In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries, and the formal process for leaving the European Union has taken years to complete. Although the United Kingdom and the European Union have a trade and cooperation agreement, the long-term nature of the United Kingdom’s relationship with the European Union remains unclear and there is considerable uncertainty as to their future political and economic relations. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of cybersecurity in the United Kingdom. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. For example, as discussed above, although the European Commission has adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated in the long term. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any current and future agreements the United Kingdom makes with the European Union and others. Consequently, no assurance can be given about the impact of these developments, and our operational, tax, and other policies may require reassessment and our business, operating results, and financial condition may be seriously harmed.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from effects of the persisting impacts of the COVID-19 pandemic, the war in Ukraine and the Israel-Hamas war, recessions, rising inflation, interest rates, local and national elections, the recent turmoil in the global banking system, international currency fluctuations, corruption, political instability and acts of war or terrorism.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of September 30, 2023. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2023, we had 180,104,022 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Securities
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
Issuer Purchases of Equity Securities

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. We did not repurchase or retire any shares of Class A common stock during the three and nine months ended September 30, 2023. As of September 30, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program.
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
Date: November 7, 2023

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)

By:	/s/ Michael Doyle
Name:	Michael Doyle
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)