Form 10-K
period 2023-12-31
Nextdoor Holdings, Inc.
filed 2024-02-27
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $692.4 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 23, 2024, there were 192,311,520 shares of the registrant’s Class A common stock outstanding and 201,319,374 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2024. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, uncertainty with respect to the federal budget and debt ceiling and a potential temporary federal government shutdown related thereto, inflation, and changing interest rates;

•our ability to expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States;

•our ability to respond to general economic conditions;

•our ability to invest in, and the ultimate success of, technologies aimed at enhancing our business solutions and delivering additional value to customers on our platform;
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

•Our business depends largely on our ability to attract, retain and assimilate talented employees, including senior management. If we lose the services of or fail to successfully assimilate highly skilled personnel, key employees or members of our senior management team, we may not be able to execute on our business strategy.

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

PART I
Item 1. Business
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of December 31, 2023, Nextdoor was in more than 325,000 neighborhoods around the world and in 1 in 3 households in the United States. As of the end of the fourth quarter of 2023, Nextdoor had 88 million global Verified Neighbors.1
Our Platform
The Nextdoor platform enables neighbors and organizations to build an engaged community of trusted neighbors, businesses and public services that can be depended on to exchange valuable information, goods, and services.
Neighbors use Nextdoor to engage with and stay up to date on the communities that matter to them. They can find posts, photos, and discussions in the Feed, discover nearby neighbors, Groups, businesses, events, and items through a nativized maps surface in the Discover tab, and search for specific content and organizations through our Search feature.
Nextdoor is a high-utility platform that connects neighbors with organizations and other local resources. Neighbors can discover and interact with local businesses, leave recommendations, and follow their Faves on the platform. Neighbors can utilize a truly local marketplace, For Sale & Free, to buy, sell, or give away items, and offer services such as dog walking.
In addition, Nextdoor is where neighbors can receive critical, real-time information from trusted officials. Public agencies, including government entities and service providers, turn to Nextdoor to directly, quickly, and easily reach neighbors in their community with relevant local information and alerts.
Our unique local data set includes event information, safety reports, recommendations, reviews, and discussions, as well as demographic data, interests, and behaviors of local residents. This detailed data contribute to the formation of the unique local knowledge graph that Nextdoor owns. Businesses on Nextdoor can use our real-time local data to devise advertising strategies and ensure their messages reach the most relevant and receptive audience in their immediate locality. Other artificial intelligence (“AI”) and machine learning (“ML”) applications allow us to improve notifications, drive positive interactions, optimize ad delivery, drive growth of comments and replies, and analyze data.
Our Advertising Solutions
Nextdoor offers advertising solutions designed to generate tangible value for businesses seeking to expand their reach and drive sales with unique local context that allows advertisers of all sizes to reach the right neighbor, at the right time, with the right message.
Our platform enables advertisers to achieve measurable outcomes that help advertisers build brand awareness, drive consideration and engagement, and generate sales. Ads can be leveraged on multiple surfaces on and off the platform, including Feed, Search, For Sale & Free, Right Hand Rail, and email.
We are continually improving and building upon our library of ad formats, including sponsored posts and lead generation, which feature combinations of text (static or dynamic), images (including static and animated), and URL links, and the ways in which advertisers can purchase and deliver ads across our platform.
Ad Auction
Ads on the Nextdoor platform primarily compete via an auction-based system. Our auction system selects the best ad for each available ad impression based on the likelihood of a desired action occurring and how much that action is worth to advertisers. The likelihood of the action occurring depends on a variety of factors, such as ad relevance and creative quality.
Measurement & Targeting
1 Verified Neighbors are individuals who have joined Nextdoor and completed the verification process for their account.

Delivering and demonstrating value for our advertisers is a key focus for Nextdoor. We offer a variety of measurement solutions, including a Conversion API, that are mapped to advertisers’ goals and objectives and validate Nextdoor’s performance. Nextdoor offers both brand safety controls as well as brand safety measurement via independent third-party partners.
Utilizing our neighborhood graph, advertisers can effectively target and reach multiple high value audiences, such as homeowners, parents, and recent movers. Nextdoor’s neighborhood graph is built off high quality signals shared directly by our neighbors and partners. These signals are integrated using proprietary machine learning models that undergo continuous refinement and optimization to ensure scalability and accuracy.
Go-to-Market Approach
Nextdoor offers diverse marketing solutions for advertisers depending on size and goals. Our go-to-market approach combines the utilization of our self-service ads platform and support of a dedicated global sales force for managed campaigns. Our sales team is strategically positioned to attract and retain advertisers across all products, and provides support through all stages of the marketing cycle, including campaign planning, optimization, and performance analytics.
A Kind Platform
Nextdoor is a leading innovator in creating a welcoming platform that facilitates healthy neighborhood connections and conversations. We set clear Community Guidelines and use a combination of people, including nearly 200,0002 volunteer community moderators, and technology to encourage kind conversations and promote neighborhood vitality.
From day one, we’ve required neighbors to sign up with their real names and addresses to ensure neighborhoods are made up of real people, nearby, and we have improved on similar verification procedures for businesses. We require all new neighbors to accept our Neighbor Pledge upon joining, in order to introduce our Community Guidelines and provide personal accountability for interactions on the platform. Further, neighbors are alerted when a new neighbor joins so they can reach out with a message of connection and belonging and establish rapport.
As neighbors interact through the platform, we use a combination of human review and machine learning and predictive technology solutions, like our Kindness Reminder and Constructive Conversations Reminder, launched in 2022, to enforce our Community Guidelines, support civility, and cultivate kindness. In 2023, we gave neighbors the ability to use generative AI to help write posts that are more likely to drive positive community engagement, and integrated AI into the Kindness Remainder to suggest more constructive revisions for comments that may violate the Community Guidelines. These developments enable us to better analyze tone and context, and help authors rephrase posts and comments to receive a better response from their community.
We have always believed it is important to incorporate local context into moderation decisions, which is why we have incorporated volunteer community moderators into our moderation program, alongside Nextdoor operations staff. Volunteer community moderators are active neighbors who have access to specialized tools and resources they can utilize as they help enforce our Community Guidelines. While local community moderators review most types of guideline-violating content, reports of certain types of harmful content (e.g., misinformation, discrimination) are handled by Nextdoor operations staff to ensure our standards and policies are applied consistently.
Technology
Our investments in technology are consistently focused on creating and improving products for neighbors and organizations in the countries in which we operate around the world. We have built generative AI features that personalize the distribution of content and make posts more engaging and kind through the use of Post Assistant. We continue to use machine-learning and proprietary technology to power our product strategy of building an engaged community.
We also continue to invest in our proprietary ad platform to expand and improve our advertising solutions for businesses of all sizes. In support of our objectives of delivering advertiser value, reducing advertising effort, and enabling businesses to thrive on Nextdoor, our development roadmap is focused on unifying our self-service offerings, leveraging machine learning and AI technologies to improve ad targeting, and enhancing measurement solutions to better inform our value proposition.
Intellectual Property
Our intellectual property and core technological innovations are integral components of our business. To establish and protect our intellectual property, proprietary rights and brand, we rely on a combination of federal, state, and common-law rights in the United
2 Nextdoor Transparency Report, 2023.

States and the rights under the laws of other countries, patents, trademarks, copyrights, domain name, trade secrets, including know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure, and invention assignment agreements, and other contractual rights.
We own a trademark portfolio, including registered trademarks and applications in the United States and other countries, for the marks NEXTDOOR, , and . We have registered domain names that we use in or relate to our business, such as the <nextdoor.com> domain name and country code top level domain name equivalents. As of December 31, 2023, we had 10 issued patents in the United States. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Additionally, our current and future patents, trademarks, and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid. We may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. We license content, technology, and other intellectual property from our partners, and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners or us.
For additional information, please see the section entitled “Risk Factors — Risks Related to Intellectual Property.”
Human Capital
Our Culture and Core Values
Community is at the heart of Nextdoor and our community of employees is our lifeblood. Our employees have a wide range of experiences and perspectives, which fuel our purpose to cultivate a kinder world where everyone has a neighborhood they can rely on.
Our company core values are:
•Earn trust everyday;
•Invest in community;
•Customer obsessed;
•Think big;
•Experiment and learn quickly; and
•Act like an owner.
We live these core values through our approach to our people practices, summarized below.
Employees
As of December 31, 2023, we had 594 employees in the United States and in our international locations in Canada, the United Kingdom, the Netherlands, Ireland, France and Australia.
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
We thrive on creating a dynamic, inclusive environment that aims to support and value our employees, and contributes to our award-winning company culture. We have active and engaged Employee Resource Groups (“ERG”) that are aligned around dimensions of diversity, such as gender, ethnicity, religion, sexual orientation and other shared attributes, which we believe help foster a sense of community, and a diverse and inclusive workplace. We have equipped our ERG leaders with tools and training to engage in courageous conversations with their communities. This approach is designed to foster space discussions on cultural topics that support the well-being of our employees.

We focus our global recruitment efforts on ensuring that teams and hiring managers have the opportunity to consider qualified people from historically excluded groups for open roles. Moreover, we distribute a bi-annual employment engagement survey to measure our employees’ satisfaction at Nextdoor, including employees’ perspectives on our current state of workplace inclusivity.
Learning, Development, and Engagement
We have a dedicated Talent Management and Development team that develops and delivers company-wide people programs and learning and development experiences to help our employees grow in their careers. The programs include performance feedback and promotion cycles and recognition through our “Nextdoor Values Awards”. Our learning and development experiences focus on onboarding new hires as well as offering resources focused on skills development and compliance training.
We are committed to making Nextdoor the best place to work by engaging with, and listening to, our community of employees. We maintain ongoing connection with our team members through regular all hands meetings, our speaker series, and bi-annual engagement surveys.
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
Our strengths include a strong value proposition based on real people, real conversations and real achievements; Built-in community: creating instant access for new neighbors and businesses joining the neighborhood; and, Our unique ability to connect neighbors to what matters to them. For our customers key strengths also include real people, as well as a high-intent audience with an action mindset and the ability to target neighborhoods everywhere in the countries we serve. Each of these elements reinforce each other to create a strong competitive moat.
For additional information, see the section entitled “Risk Factors — Our business is highly competitive. Competition presents an ongoing threat to the success of our business.”
Government Regulation
We are subject to many U.S. federal and state and foreign laws, regulations, and industry standards that involve matters central to our business, including laws and regulations that involve data privacy and data protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that adversely affect the growth, popularity or use of the internet, or that significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data or increase consumer notice or consent requirements before a company can utilize cookies or other tracking technologies or that increase the liability of content platforms like us. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, have seen recent Supreme Court challenges and there have been legislative efforts to curtail the CDA’s protections. These efforts could expose us to lawsuits in which we could incur significant costs and could seriously harm our business. In addition, various countries around the world have adopted legislation, including the Digital Services Act (the “DSA”) in the European Union, the Online Safety Act in Australia, and the Online Safety Bill in the United Kingdom, that may impose additional obligations or liability on us associated with content uploaded by users to our platform.
We receive, process, store, use, and share data, some of which contains personal information. We are therefore subject to U.S. federal, state, local, and foreign laws and regulations regarding data privacy and the collection, storage, sharing, use, processing, disclosure and protection of personal information and other data from users, employees or business partners, including the European Union’s General Data Protection Regulation (“GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, Australia’s The Privacy Act 1988 and Australian Privacy Principles, the California Consumer Privacy Act (“CCPA”), along with similar privacy laws enacted in other U.S. states. There are also a number of legislative proposals recently enacted or pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us, These and other laws and regulations that may be enacted, or new interpretation of existing laws and regulations, may require us to modify our data processing practices and policies and to incur substantial costs in order to comply.
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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the war in Ukraine and the Israel-Hamas war, inflation, changing interest rates, potential recessions, uncertainty with respect to the federal budget or debt ceiling and a potential temporary federal government shutdown related thereto, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•slower than anticipated growth in, or lack of growth or decreases in, the number of neighbors active on the platform;
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to health epidemics or pandemics, actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, uncertainty with respect to the federal budget or debt ceiling and a potential temporary federal government shutdown related thereto, inflation and changing interest rates;
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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the GDPR, European Directive 2002/58/EC (the “ePrivacy Directive”), the UK GDPR, the UK Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law, the CDPA, the VCPDA, the CPRA, and other U.S. state privacy laws, or changes to third-party policies.

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
Most advertisers rely on tools that measure the effectiveness of their advertising campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to accurately measure the effectiveness of advertising on our platform, if at all, or if we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising tools and maintain or scale our revenue may be limited or decline. Our ability to develop and offer products that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new advertisers and retain, and increase spend from our existing advertisers.
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
The number of neighbors that use the Nextdoor platform and their level of engagement on the platform are critical to our success. We must continue to engage and retain existing neighbors on our platform as well as attract, engage and retain new neighbors. The number of neighbors on the Nextdoor platform may not continue to grow at historical growth rates or at all, and it may even decline. In order to attract new neighbors, we must engage with neighbors in existing neighborhoods on our platform and add new neighborhoods to the Nextdoor platform, both domestically and internationally. If our neighbor growth rate slows or reverses, our financial performance will be adversely impacted unless we can increase our engagement with our existing neighbors and our monetization efforts to offset any such reduction or decrease in neighborhood growth rate.

If current and potential neighbors do not perceive their experience with the Nextdoor platform to be useful, the content generated on the platform to be valuable or relevant or the social connections with fellow neighbors to be worthwhile, we may not be able to attract new neighbors, retain existing neighbors or maintain or increase the frequency and duration of their engagement on our platform. In addition, if our existing neighbors decrease the frequency or duration of their engagement or the growth rate of our active neighbor base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new neighbors or retain current neighbors.
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
•the successful implementation of platform changes, such as the migration to our proprietary ad server and introduction of AI technologies into our platform;
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current war in Ukraine and the Israel-Hamas war), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial amount of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

A substantial portion of our network infrastructure is provided by third parties, including AWS. We also rely on third parties for other technology related services, including certain AI functions. Any disruption or failure in the services we receive from these providers could impact the availability of our platform and could adversely impact our business, operating results and financial condition. Any financial or other difficulties these providers face may adversely affect our business, and we exercise little control over these providers, which increases our reliance on and vulnerability to problems with the services they provide and increases in the costs of these services.

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
We have experienced growth in recent years and expect to continue to invest strategically across our organization to support measured growth, while also scaling back certain areas of our business in response to changing economic conditions. Although we have experienced rapid growth historically, we may not return to prior growth rates or sustain our growth rates, nor can we assure you that our investments to support our growth or to manage expenses by scaling back other areas of our business will be successful. The effective scaling of our business will require us to invest financial and operational resources and the continuous dedication of our management team.

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
Further, as we have grown, our business has become increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, uncertainty with respect to the federal budget or debt ceiling and a potential temporary federal government shutdown, related thereto, changing interest rates and inflation, and the war in Ukraine and the Israel-Hamas war.

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in November 2023, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we executed a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. The restructuring plan was substantially completed by the end of the fourth quarter of 2023. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We may not be successful in our AI initiatives, which could adversely affect our business, reputation, or financial results.
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. Our AI initiatives may require increased investment in infrastructure and headcount. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. In addition, market acceptance of AI technologies is uncertain, and we may be unsuccessful in our product development efforts. Moreover, our competitors may introduce AI technologies and features into their products and services that achieve greater market acceptance that ours. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of December 31, 2023, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 325,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We may make acquisitions, which could harm our financial condition or operating results and may adversely affect the price of our Class A common stock.
As part of our business strategy, we have made, and may in the future make acquisitions to add specialized employees and complementary companies, products or technologies, data, and enter new geographic regions. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. If we fail to successfully integrate acquisitions, or the personnel or technologies associated with those acquisitions, our business, operating results, and financial condition could be harmed. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. Our acquisition strategy may change over time and any future acquisitions we complete could be viewed negatively by neighbors, advertisers, investors or other parties with whom we do business. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our securities. In the future, we may not be able to find other suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms, if at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, operating results, and financial condition.
Our business depends largely on our ability to attract, and retain and assimilate talented employees, including senior management. If we lose the services of or fail to successfully assimilate highly skilled personnel, key employees or members of our senior management team, we may not be able to execute on our business strategy.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel, including software engineers and sales personnel. We face intense competition for qualified individuals from numerous software and other technology companies. In addition, competition for qualified personnel, particularly software engineers, is particularly intense in the San Francisco Bay Area, where our headquarters are located, and the change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations.

We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Further, in November 2023, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we executed a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. The restructuring plan was substantially complete by the end of the fourth quarter of 2023. This restructuring plan could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

Our future success also depends in large part on the continued services of senior management and other key personnel. We rely on our senior management team and key employees in the areas of engineering, sales and product development, design, marketing, operations, strategy, security, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees.

On February 23, 2024, we announced that Nirav Tolia, co-founder of Legacy Nextdoor, will return as Chief Executive Officer, President and Chairperson of our Board of Directors. The effective date of Mr. Tolia’s position as Chief Executive Officer, President and Chairperson of the Board will be May 8, 2024 (the “Transition Date”). Mr. Tolia will initially serve as the Executive Chair of the Company, effective March 18, 2024. To support the planned orderly transition of our Chief Executive Officer, Sarah Friar will remain employed by the Company as the Chief Executive Officer, President and Chairperson of our Board of Directors until the Transition Date. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

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
The trend towards working from home and using private residential networks to access the Internet may further exacerbate risks associated with cyberattacks and data security breaches, because we cannot guarantee these private work environments and electronic connections to our work environment have the same robust security measures deployed in our physical offices.
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
The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our platform, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. This mandatory disclosure can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the year ended December 31, 2023, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google recently announced that it intends to limit access by mobile applications to advertising identifiers on Android devices, likely by the end of 2024. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
Our disclosures on environmental, social, and governance (“ESG”) matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has also proposed additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. California also recently enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state to make certain climate-related claims and to provide enhanced disclosures around the achievement of such claims. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. To the extent the SEC proposals become effective for our company, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.
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
•fluctuations in spending by our advertisers due to macroeconomic conditions, seasonality, episodic regional or global events, or other factors;

•changes in domestic and global business and macroeconomic conditions, including actual or perceived instability in the global banking system, potential recession, uncertainty with respect to the federal budget and debt ceiling and a potential temporary federal government shutdown related thereto, local and national elections, the continued rise of inflation, changing interest rates, and the war in Ukraine and the Israel-Hamas war;

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
•the timing of incurring additional expenses, such as increases in sales and marketing or research and development;
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $147.8 million, $137.9 million and $95.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. We have an accumulated deficit of $766.0 million as of December 31, 2023. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in November 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2023, we had gross U.S. federal net operating loss (“NOL”) carryforwards of approximately $413.6 million and gross state NOL carryforwards of approximately $280.8 million, which if not utilized, will begin to expire for federal and state income tax purposes beginning in 2028. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.
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
On May 31, 2022, our Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. As of December 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the Feed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.

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

The DSA, signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA, which started to apply to our business in February 2024, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act became law. The Act creates requirements around monitoring and handling harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate could require us to expend additional resources to maintain compliance with any new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.

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

In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. For example, Virginia, Colorado, Connecticut, and Utah have all passed data privacy laws that went into effect in 2023, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. After years of uncertainty following the July 16, 2020 decision of the Court of Justice of the European Union invalidating the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), on July 10, 2023 the European Commission adopted its adequacy decision for the new EU-U.S. Data Privacy Framework (“DPF”). The DPF creates a path forward for personal data to be transferred from the EU to the United States for U.S. entities that have self-certified with the U.S. Department of Commerce.

We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act, which was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for AI, is expected to pass in the coming months. The EU Artificial Intelligence Act would regulate AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from recessions, rising inflation, changing interest rates, local and national elections, actual or perceived instability in the global banking system, international currency fluctuations, corruption, political instability and acts of war or terrorism, such as the war in Ukraine and the Israel-Hamas war.

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
Certain stock index providers limit the eligibility of public companies with multiple classes of shares of common stock from inclusion in their indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
The dual class structure of our common stock has the effect of concentrating voting power with our management and other existing stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of December 31, 2023. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2023, we had 186,415,075 shares of our Class A common stock outstanding.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
Our cybersecurity policies, standards, processes and practices are based on applicable laws and regulations and informed by industry standards and industry-recognized practices. Our strategy to assess, identify, and manage material cybersecurity risks is through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of our information systems and data. We implement security measures and processes to identify, prevent, and mitigate cybersecurity threats and to effectively respond to cybersecurity incidents when they occur. Our cyber risk management includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and risks related to compute infrastructure; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement review, use of contractual security provisions, and continued monitoring, as applicable; (4) privacy risk management to identify privacy risks in our product and platforms and ensure regulatory compliance; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response to investigate, respond to, and mitigate cyber threats. We regularly engage third parties to identify risks in our underlying software and infrastructure, to provide threat intelligence, and to assist in triaging, identifying, and responding to cyber threats.
In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section entitled “Risk Factors — Security breaches, including improper access to or disclosure of our data or our neighbors’ data, or other hacking and phishing attacks on our or third-party systems, could harm our reputation and adversely affect our business.”
Governance
Our Board of Directors maintains oversight of risks from cybersecurity threats by meeting with and receiving periodic updates from our Chief Information Security Officer (“CISO”), via our Audit & Risk Committee, which is assigned oversight of cybersecurity risks. Our Audit & Risk Committee is responsible for ensuring that management has processes in place designed to identify and evaluate cybersecurity risks to which the company is exposed and to implement processes and programs to manage cybersecurity risks and mitigate cybersecurity incidents.
Our CISO, has over 20 years of experience in the technology and cybersecurity, including senior leadership roles in software security, penetration testing, and incident response. Our CISO attained and maintains multiple security certifications including CISSP (Certified Information Security Professional). Prior to Nextdoor, our CISO led Software Security at the Federal Reserve’s National Incident Response Team.
Item 2. Properties
We are headquartered in San Francisco, California. As of December 31, 2023, we maintained offices in various locations in the United States and internationally, including approximately 115,770 square feet for our corporate headquarters. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Holders of Record
As of February 23, 2024, there were 72 stockholders of record of our Class A common stock and 318 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared nor paid any cash dividends on our capital stock and do not expect to pay any dividends on our capital stock in the foreseeable future. Any future determination relating to our dividend policy will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant. In addition, our ability to pay dividends may be limited by covenants of any future indebtedness we incur.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement (the “Proxy Statement”) for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2023, and is incorporated herein by reference.
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

Issuer Purchases of Equity Securities
Share Repurchases
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. We did not repurchase or retire any shares of Class A common stock during the year ended December 31, 2023. As of December 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026.
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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (“S&P 500 Index”) and the Dow Jones Internet Composite Index (“DJ Internet Composite”). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on November 8, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2023. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Discussions regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 are presented below. Discussions regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 are located in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023.
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of December 31, 2023, Nextdoor was in more than 325,000 neighborhoods around the world and in 1 in 3 households in the United States. As of the end of the fourth quarter of 2023, Nextdoor had 88 million global Verified Neighbors.
Key business metrics for the three months ended December 31, 2023 are as follows:
•Weekly active users (“WAUs”) were 41.8 million, an increase of 5% compared to the three months ended December 31, 2022.
•Average revenue per weekly active user (“ARPU”) was $1.33 and remained flat compared to the three months ended December 31, 2022.
Financial Results as of and for the year ended December 31, 2023 are as follows:
•Revenue was $218.3 million, an increase of 3% compared to 2022.
•Total costs and expenses were $390.6 million, an increase of 9% compared to 2022, including $11.1 million of restructuring charges.
•Net loss increased 7% to $147.8 million in 2023, compared to $137.9 million in 2022.
•Adjusted EBITDA loss decreased 2% to $74.1 million in 2023, compared to $75.5 million in 2022.
•Cash, cash equivalents, and marketable securities were $531.1 million.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), to Adjusted EBITDA.
Restructuring
In the fourth quarter of 2023, we announced a cost reduction plan (the “Cost Reduction Plan”) intended to right size the business and align the workforce and other expenses with our near term revenue expectations and long term business priorities. The Cost Reduction

Plan included a reduction of full-time employee headcount by approximately 25%. The execution of the Cost Reduction Plan was substantially complete by the end of the fourth quarter of 2023.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2023 (in thousands):

	Severance and Related Charges	Stock-Based Compensation Expense	Total
Research and development	$5,141	$903	$6,044
Sales and marketing	2,984	228	3,212
General and administrative	1,763	80	1,843
Total	$9,888	$1,211	$11,099
Refer to Note 14 to our consolidated financial statements for further information on our restructuring charges.
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
Beginning in September 2021, Apple introduced changes to the Apple email client available on its operating systems, which limit our ability to measure user engagement with emails containing monetizable content for users that use the Apple email client. The introduction of these changes impacts our ability to accurately calculate a portion of WAUs for periods following the adoption of the updated operating systems. Following this introduction, we use estimates for these user engagement numbers based on historical data sets, as well as data from users who engage with Nextdoor’s monetizable content on email clients other than Apple email.
Our WAU for the three months ended December 31, 2023 and 2022 was 41.8 million and 40.0 million, respectively, which represents 5% growth period over period.
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
30.0
20.0
10.0
0.0
35.9
36.7
36.9
38.3
40.0
42.4
41.6
40.4
41.8
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the years ended December 31, 2023 and 2022 was $5.25 and $5.60, respectively, with the decrease due to stronger WAU growth relative to revenue growth.
Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.65
$1.39
$1.48
$1.41
$1.33
$1.17
$1.37
$1.39
$1.33
Q4'21
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23

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
Growth in Monetization. Monetization trends, which are reflected in our ARPU, are a key factor that affects our revenue and financial results. To increase monetization, we are focused on serving more national brands by efficiently scaling our salesforce, increasing ad agency relationships, and enhancing our self-serve tools for customers of all sizes. We are also focused on increasing our user base and engagement in the United States and internationally, which will increase the opportunities for businesses to advertise on Nextdoor.
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
Investment for Growth. We intend to continue to invest in technology that we believe will enhance user and customer experiences. We also intend to continue to invest in our advertising products, including our proprietary ad platform and first-party and third-party ad measurement tools, as well as our sales team. Our ability to grow our user base, attract new advertisers, increase our revenue, and expand our total addressable market will depend, in part, on our ability to continue innovating.
International Expansion. Our early proof points from launches in certain countries outside of the United States show user engagement across international markets on par with the U.S. market. We believe that increased international monetization presents an important opportunity for long-term growth, and we are working on localizing our product and expanding our operations to better serve our international user and customer base. We are still in the early stages of global expansion and will continue to evaluate expansion opportunities in our current international markets, and also in additional geographies. Over time, we believe that international WAUs can grow rapidly. We also believe that we can increase the monetization of users in international markets and that we can increase long-term ARPU for international WAUs from current levels. While we expect to grow ARPU for international WAUs, we still expect this to be lower than ARPU for U.S. WAUs. We expect that our international expansion will require significant investment. Although our investments in international expansion may adversely affect our operating results in the near term, we believe that they will contribute to our long-term growth. If our near-term investments do not lead to increased international WAUs and ARPU and expected revenue growth over time, we may not achieve or, if achieved, maintain profitability and our growth rates may slow or decline.
Seasonality. Industry advertising spend tends to be strongest in the fourth quarter, and we typically observe a similar pattern in our historical revenue. Periods of significant growth and changes in the macroeconomic environment have partially masked these trends in historical periods.
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
Research and Development
Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, restructuring costs, and stock-based compensation for our employees engaged in research and development, as well as costs for consultants, contractors and third-party software. In addition, allocated overhead costs, such as facilities, information technology, and depreciation are included in research and development expenses.

Sales and Marketing
Sales and marketing expenses consist of personnel-related and other costs which include salaries, commissions, benefits, restructuring costs, and stock-based compensation for employees engaged in sales and marketing activities as well as other costs including third-party consulting, public relations, allocated overhead costs, and amortization of acquired intangible assets. Sales and marketing expenses also include brand and performance marketing for both user and local business acquisition, and neighbor services, which includes personnel-related costs for our neighbor support team, our outsourced neighbor support function, and verification costs.
Performance marketing costs related to user acquisition largely consist of the distribution of mailed invitations and, to a lesser extent, digital advertising. Performance marketing costs related to local business acquisition largely consists of digital advertising and, to a lesser extent, direct mail campaigns. Fluctuations in our performance marketing expenses are driven by a variety of factors, including but not limited to: our target geographies, whether we are acquiring users or businesses, assessment of return on investment of marketing spend, strategic priorities, and seasonal factors.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, restructuring costs, and stock-based compensation for certain executives, finance, legal, information technology, human resources, and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services, including consulting, third-party legal and accounting services, and allocated overhead costs.
Interest Income
Interest income consists of interest earned on our cash, cash equivalents, and marketable securities.
Other Income (Expense), Net
Other income (expense), net consists primarily of unrealized gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, and gains and losses on marketable securities and foreign currency transactions.
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

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$218,309	$212,765	$192,197
Costs and expenses(1):
Cost of revenue	41,613	38,981	28,813
Research and development	149,998	127,073	97,096
Sales and marketing	122,925	123,182	106,430
General and administrative	76,057	67,733	54,664
Total costs and expenses	390,593	356,969	287,003
Loss from operations	(172,284)	(144,204)	(94,806)
Interest income	25,780	9,304	177
Other income (expense), net	(505)	(1,343)	(539)
Loss before income taxes	(147,009)	(136,243)	(95,168)
Provision for income taxes	756	1,673	157
Net loss	$(147,765)	$(137,916)	$(95,325)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$3,201	$2,627	$1,466
Research and development	43,619	35,567	20,690
Sales and marketing	12,548	10,160	6,388
General and administrative	23,657	16,066	18,970
Total	$83,025	$64,420	$47,514

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended December 31,
(as a percentage of total revenue)	2023	2022	2021
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	19	18	15
Research and development	69	60	51
Sales and marketing	56	58	55
General and administrative	35	32	28
Total costs and expenses	179	168	149
Loss from operations	(79)	(68)	(49)
Interest income	12	4	—
Other income (expense), net	—	(1)	—
Loss before income taxes	(67)	(64)	(50)
Provision for income taxes	—	1	—
Net loss	(68)%	(65)%	(50)%
Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2023 and 2022
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Revenue	$218,309	$212,765	$5,544	3%
Revenue increased by $5.5 million, or 3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in advertiser demand for our product offerings, which we believe was driven by increased marketer spending as well as increased user engagement as measured by a 9% increase in 2023 WAUs. Full year ARPU decreased 6% reflecting stronger year-over-year WAU growth relative to revenue growth.
Cost of revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Cost of revenue	$41,613	$38,981	$2,632	7%
Cost of revenue increased by $2.6 million, or 7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a $1.3 million increase in third-party hosting costs due to rising user growth and engagement, a $0.9 million increase in allocated personnel-related costs, and a $0.4 million increase in third-party costs associated with delivering and supporting our advertising products.
Research and development

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Research and development	$149,998	$127,073	$22,925	18%
Research and development expenses increased by $22.9 million, or 18%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a $20.2 million increase in personnel-related costs, inclusive of restructuring costs, primarily driven by an increase in average headcount, a $2.4 million increase in third-party software costs, and a $0.5 million increase in allocated overhead costs reflecting an increase in average headcount.

Sales and marketing

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Personnel-related and other	$93,056	$77,718	$15,338	20%
Brand and performance marketing	18,054	33,628	(15,574)	(46)%
Neighbor services	11,815	11,836	(21)	—%
Total sales and marketing	$122,925	$123,182	$(257)	—%
Sales and marketing expenses decreased by $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $14.7 million decrease in performance marketing costs for user acquisition as focus shifted to organic user acquisition channels and a $0.9 million decrease in performance marketing costs to attract local businesses, offset by a $15.3 million increase in personnel-related and other costs, inclusive of restructuring costs, which was driven by an increase in average headcount.
General and administrative

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
General and administrative	$76,057	$67,733	$8,324	12%
General and administrative expenses increased by $8.3 million, or 12%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to a $10.5 million increase in personnel-related costs, inclusive of restructuring costs, which was driven by an increase in average headcount, partially offset by a $2.7 million decrease in insurance expenses.
Interest income

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Interest income	$25,780	$9,304	$16,476	177%
Interest income increased by $16.5 million, or 177%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was driven by higher interest rates.
Other income (expense), net

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	$	%
Other income (expense), net	$(505)	$(1,343)	$838	(62)%
Other expense, net decreased by $0.8 million, or 62%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies.
Provision for income taxes

	Year Ended December 31,		Change
(in thousands)	2023	2022	$	%
Provision for income taxes	$756	$1,673	$(917)	(55)%
Provision for income taxes decreased by $0.9 million, or 55%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in foreign income tax expenses.

Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $766.0 million as of December 31, 2023. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of December 31, 2023, we had $531.1 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our Share Repurchase Program, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.
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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. During the year ended December 31, 2023, we did not repurchase or retire any shares of Class A common stock. As of December 31, 2023, we had $22.8 million available for future share repurchases under the Share Repurchase Program. On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operating activities	$(59,273)	$(60,503)	$(51,268)
Net cash provided by (used in) investing activities	$66,490	$(342,448)	$(149,522)
Net cash provided by (used in) financing activities	$8,916	$(64,348)	$637,576
Operating activities
Cash used in operating activities during the year ended December 31, 2023 was $59.3 million which resulted from a net loss of $147.8 million, adjusted for non-cash charges of $79.9 million and net cash inflows of $8.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $83.0 million of stock-based compensation expense and $5.8 million of depreciation and amortization expense, partially offset by $8.6 million of accretion on investments. The net cash inflows from changes in operating assets and liabilities were primarily due to a $5.3 million increase in accrued expenses and other liabilities, a $4.7 million decrease in operating lease right-of-use assets due to normal amortization, a $3.5 million decrease in accounts receivable, and a $3.4 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $5.7 million decrease in operating lease liabilities due to lease payments and a $2.6 million decrease in accounts payable.
Cash used in operating activities during the year ended December 31, 2022 was $60.5 million which resulted from a net loss of $137.9 million, adjusted for non-cash charges of $68.0 million and net cash inflows of $9.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $64.4 million of stock-based compensation expense and $5.7 million of depreciation and amortization expense. The net cash inflows from changes in operating assets and liabilities were primarily due to a $7.7 million increase in accrued expenses and other liabilities, a $6.9 million decrease in operating lease right-of-use assets due to normal amortization, and a $3.8 million decrease in prepaid expenses and other assets. These amounts were partially offset by a $7.1 million decrease in operating lease liabilities due to lease payments, and a $1.6 million decrease in accounts payable.
Investing activities
Cash provided by investing activities for the year ended December 31, 2023 was $66.5 million, which consisted of proceeds from maturities of marketable securities of $504.4 million and proceeds from sales of marketable securities of $155.4 million. This was partially offset by purchases of marketable securities of $590.6 million and a loan to Opportunity Finance Network of $2.5 million.
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
Financing activities
Cash provided by financing activities for the year ended December 31, 2023 was $8.9 million, which consisted of $7.2 million of proceeds from the exercise of stock options and $2.0 million of proceeds from the issuance of common stock under the employee stock purchase plan.
Cash used in financing activities for the year ended December 31, 2022 was $64.3 million, which consisted of repurchases of common stock of $77.2 million. This was partially offset by $12.5 million of proceeds from the exercise of stock options.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss adjusted for depreciation and amortization, stock-based compensation, net interest income, provision for income taxes, and any restructuring charges or acquisition-related costs.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(147,765)	$(137,916)	$(95,325)
Depreciation and amortization	5,769	5,656	4,172
Stock-based compensation	83,025	64,420	47,514
Interest income	(25,780)	(9,304)	(177)
Provision for income taxes	756	1,673	157
Restructuring charges	9,888	—	—
Adjusted EBITDA	$(74,107)	$(75,471)	$(43,659)
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
Refer to Note 2 to our consolidated financial statements for further information on our other significant accounting policies.
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
Interest Rate Risk
As of December 31, 2023, we had cash and cash equivalents of $60.2 million and marketable securities of $470.9 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextdoor Holdings, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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
February 27, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Nextdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nextdoor Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Mateo, California
February 27, 2024

Nextdoor Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$60,233	$55,236
Marketable securities	470,868	528,067
Accounts receivable, net of allowance of $385 and $422 as of December 31, 2023 and 2022, respectively	26,233	29,770
Prepaid expenses and other current assets	9,606	12,185
Total current assets	566,940	625,258
Restricted cash, non-current	11,171	—
Property and equipment, net	8,082	11,818
Operating lease right-of-use assets	56,968	52,555
Intangible assets, net	1,301	3,067
Goodwill	1,211	1,211
Other assets	8,891	5,653
Total assets	$654,564	$699,562
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,895	$4,535
Operating lease liabilities, current	6,208	7,766
Accrued expenses and other current liabilities	27,308	22,362
Total current liabilities	35,411	34,663
Operating lease liabilities, non-current	60,378	53,831
Other liabilities, non-current	218	—
Total liabilities	96,007	88,494
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; no shares issued or outstanding as of December 31, 2023 and 2022	—	—
Class A Common stock, $0.0001 par value; 2,500,000 shares authorized; 186,415 and 153,693 shares issued and outstanding as of December 31, 2023 and 2022, respectively	19	15
Class B Common stock, $0.0001 par value; 500,000 shares authorized; 201,960 and 218,029 shares issued and outstanding as of December 31, 2023 and 2022, respectively	20	22
Additional paid-in capital	1,323,595	1,231,482
Accumulated other comprehensive income (loss)	943	(2,196)
Accumulated deficit	(766,020)	(618,255)
Total stockholders' equity	558,557	611,068
Total liabilities and stockholders' equity	$654,564	$699,562
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue	$218,309	$212,765	$192,197
Costs and expenses:
Cost of revenue	41,613	38,981	28,813
Research and development	149,998	127,073	97,096
Sales and marketing	122,925	123,182	106,430
General and administrative	76,057	67,733	54,664
Total costs and expenses	390,593	356,969	287,003
Loss from operations	(172,284)	(144,204)	(94,806)
Interest income	25,780	9,304	177
Other income (expense), net	(505)	(1,343)	(539)
Loss before income taxes	(147,009)	(136,243)	(95,168)
Provision for income taxes	756	1,673	157
Net loss	$(147,765)	$(137,916)	$(95,325)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.39)	$(0.36)	$(0.65)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	379,254	378,731	146,337
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(147,765)	$(137,916)	$(95,325)
Other comprehensive income (loss):
Foreign currency translation adjustments	35	723	283
Change in unrealized gain (loss) on available-for-sale marketable securities	3,104	(2,390)	(15)
Total other comprehensive income (loss)	3,139	(1,667)	268
Comprehensive loss	$(144,626)	$(139,583)	$(95,057)
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands)

	Redeemable Convertible Preferred Stock			Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares		Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2020	190,477		$447,166	—	$—	103,777	$10	$87,945	$(797)	$(385,014)	$(297,856)
Conversion of redeemable convertible preferred stock into Class B common stock in connection with the Reverse Recapitalization	(190,477)		(447,166)	—	—	190,477	19	447,147	—	—	447,166
Issuance of common stock upon the Reverse Recapitalization, net of issuance costs	—	—	—	78,954	8	—	—	622,580	—	—	622,588
Release of restricted stock units	—		—	—	—	101	—	—	—	—	—
Tax withholdings on release of restricted stock units	—		—	—	—	—	—	(863)	—	—	(863)
Issuance of common stock upon exercise of stock options, net of repurchases of unvested common stock	—		—	—	—	10,325	1	15,333	—	—	15,334
Issuance of common stock in connection with acquisition	—		—	—	—	21	—	—	—	—	—
Vesting of early exercised stock options	—		—	—	—	—	—	442	—	—	442
Vesting of restricted stock	—		—	—	—	—	—	5,717	—	—	5,717
Stock-based compensation	—		—	—	—	—	—	47,514	—	—	47,514
Other comprehensive income	—		—	—	—	—	—	—	268	—	268
Net loss	—		—	—	—	—	—	—	—	(95,325)	(95,325)
Balances as of December 31, 2021	—		$—	78,954	$8	$304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units	—		—	4,315	—	97	—	—	—	—	—
Tax withholdings on release of restricted stock units	—		—	—	—	—	—	(695)	—	—	(695)
Repurchase of common stock	—		—	(23,252)	(2)	—	—	(77,230)	—	—	(77,232)
Conversion from Class B to Class A common stock	—		—	89,376	9	(89,376)	(9)	—	—	—	—
Issuance of common stock upon exercise of stock options	—		—	3,748	—	2,434	1	12,462	—	—	12,463
Issuance of common stock in connection with acquisition	—		—	—	—	173	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—		—	552	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—		—	—	—	—	—	516	—	—	516
Vesting of restricted stock	—		—	—	—	—	—	4,764	—	—	4,764
Stock-based compensation	—		—	—	—	—	—	64,420	—	—	64,420
Other comprehensive loss	—		—	—	—	—	—	—	(1,667)	—	(1,667)
Net loss	—		—	—	—	—	—	—	—	(137,916)	(137,916)
Balances as of December 31, 2022	—		$—	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068

	Redeemable Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	—	$—	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	—	—	12,101	—		—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	—	—	(273)	—	—	(273)
Conversion from Class B to Class A common stock	—	—	17,569	2	(17,569)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,023	1	1,500	—	7,180	—	—	7,181
Issuance of common stock under employee stock purchase plan	—	—	1,029	1	—	—	2,007	—	—	2,008
Vesting of early exercised stock options	—	—	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	—	—	—	83,025	—	—	83,025
Other comprehensive income	—	—	—	—	—	—	—	3,139	—	3,139
Net loss	—	—	—	—	—	—	—	—	(147,765)	(147,765)
Balances as of December 31, 2023	—	$—	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557

The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(147,765)	$(137,916)	$(95,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,769	5,656	4,172
Stock-based compensation	83,025	64,420	47,514
Bad debt expense	46	71	317
Accretion of investments	(8,607)	151	340
Other	(347)	(2,322)	(337)
Changes in operating assets and liabilities:
Accounts receivable, net	3,491	(168)	(8,172)
Prepaid expenses and other assets	3,399	3,751	(3,717)
Operating lease right-of-use assets	4,694	6,867	6,605
Accounts payable	(2,640)	(1,578)	2,759
Operating lease liabilities	(5,676)	(7,132)	(5,844)
Accrued expenses and other liabilities	5,338	7,697	420
Net cash used in operating activities	(59,273)	(60,503)	(51,268)
Cash flows from investing activities:
Purchases of property and equipment	(267)	(3,161)	(8,846)
Purchases of marketable securities	(590,610)	(711,887)	(199,832)
Sales of marketable securities	155,418	10,789	2,411
Maturities of marketable securities	504,449	366,811	56,745
Loan to Opportunity Finance Network	(2,500)	(5,000)	—
Net cash provided by (used in) investing activities	66,490	(342,448)	(149,522)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	7,181	12,463	15,334
Proceeds from issuance of common stock under employee stock purchase plan	2,008	1,430	—
Proceeds from the Reverse Recapitalization	—	—	628,489
Payment of transaction costs related to the Reverse Recapitalization	—	(314)	(5,384)
Tax withholdings on release of restricted stock units	(273)	(695)	(863)
Repurchase of common stock	—	(77,232)	—
Net cash provided by (used in) financing activities	8,916	(64,348)	637,576
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	35	723	283
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,168	(466,576)	437,069
Cash, cash equivalents, and restricted cash at beginning of period	55,236	521,812	84,743
Cash, cash equivalents, and restricted cash at end of period	$71,404	$55,236	$521,812
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$60,233	$55,236	$521,812
Restricted cash	11,171	—	—
Total cash, cash equivalents, and restricted cash	$71,404	$55,236	$521,812
Supplemental cash flow disclosures:
Cash paid for taxes	$2,407	$1,201	$313
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$174	$5,280	$6,159
Lease liabilities arising from obtaining right-of-use assets	$10,665	$—	$34,971
Unpaid deferred transaction costs	$—	$—	$314
Conversion of redeemable convertible preferred stock into Class B common stock in connection with the Reverse Recapitalization	$—	$—	$447,166
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
Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income is reported within interest income in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. The Company did not consider any of its investments to be other-than-temporarily impaired for the years ended December 31, 2023 and 2022.
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
Restricted Cash
The Company’s restricted cash balance is invested in a savings account and pledged as collateral for standby letters of credit as security deposits for the Company’s office leases.
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
Capitalized Internal-use Software
The Company capitalizes internal-use software costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized costs are recorded as part of property and equipment, net. The capitalized costs related to internal-use software are amortized on a straight-line basis over an estimated useful life of two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not capitalize any internal-use software costs for the year ended December 31, 2023. The Company capitalized $0.3 million of internal-use software costs for the year ended December 31, 2022.
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
One customer accounted for 19% and 24% of the Company’s accounts receivable as of December 31, 2023 and 2022, respectively. No customer accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2023, 2022 and 2021.
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
Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of December 31, 2023 and 2022, deferred revenue was $8.3 million and $6.0 million, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. For the years ended December 31, 2023 and 2022, revenue recognized from deferred revenue at the beginning of each year was $3.0 million and $2.9 million, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the delivery of the Company’s revenue generating activities, including third-party costs of hosting its platform and allocated personnel-related costs, including salaries, benefits, and stock-based compensation for employees engaged in development of its revenue generating products. Cost of revenue also includes third-party costs associated with delivering and supporting its advertising products and credit card transaction fees related to processing customer transactions.
Research and Development
Research and development expenses consist primarily of personnel-related costs, including salaries, benefits, restructuring costs, and stock-based compensation for its employees engaged in research and development, as well as costs for consultants, contractors and third-party software. In addition, allocated overhead costs, such as facilities, information technology, and depreciation are included in research and development expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs and other costs which include salaries, commissions, benefits, restructuring costs, and stock-based compensation for employees engaged in sales and marketing activities as well as other costs including third-party consulting, public relations, allocated overhead costs, and amortization of acquired intangible assets. Sales and marketing expenses also include brand and performance marketing for both user and local business acquisition, and neighbor services, which includes personnel-related costs for the Company's neighbor support team, its outsourced neighbor support function, and verification costs.
General and Administrative
General and administrative expenses consist primarily of personnel-related costs, including salaries, benefits, restructuring costs, and stock-based compensation, for certain executives, finance, legal, information technology, human resources, and other administrative employees. In addition, general and administrative expenses include fees and costs for professional services, including consulting, third-party legal and accounting services, and allocated overhead costs.
Advertising Costs
Advertising costs which consist primarily of brand and performance marketing are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Total advertising costs incurred were $18.1 million, $33.6 million, and $37.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and has since issued various amendments including ASU 2018-19, ASU 2019-04, and ASU 2019-05. The guidance and related amendments modify the accounting for credit losses for most financial assets and require the use of an expected loss model, replacing the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company adopted this standard as of January 1,

2023, and the adoption did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosures primarily related to an entity’s rate reconciliation and information on income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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

Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,572	$—	$—	$32,572
Corporate bonds	1,696	—	—	1,696
Commercial paper	5,216	—	(3)	5,213
Total cash equivalents	39,484	—	(3)	39,481
Marketable securities:
Certificates of deposit	38,253	98	—	38,351
Commercial paper	71,263	110	(8)	71,365
Corporate bonds	226,495	851	(200)	227,146
U.S. Treasury securities	64,952	15	(263)	64,704
U.S. Agency bonds	29,918	—	(50)	29,868
Asset-backed securities	39,290	157	(13)	39,434
Total marketable securities	470,171	1,231	(534)	470,868
Total	$509,655	$1,231	$(537)	$510,349

	As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,381	$—	$—	$20,381
Corporate bonds	6,021	3	—	6,024
Commercial paper	9,394	—	(3)	9,391
Total cash equivalents	35,796	3	(3)	35,796
Marketable securities:
Certificates of deposit	44,732	9	(191)	44,550
Commercial paper	100,909	27	(92)	100,844
Corporate bonds	280,023	11	(1,980)	278,054
U.S. Treasury securities	41,646	3	(123)	41,526
U.S. Agency bonds	46,366	66	(22)	46,410
Asset-backed securities	16,798	—	(115)	16,683
Total marketable securities	530,474	116	(2,523)	528,067
Total	$566,270	$119	$(2,526)	$563,863
All marketable securities are designated as available-for-sale securities as of December 31, 2023 and 2022.
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position. No investments had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2022.

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$23,410	$(11)	$—	$—	$23,410	$(11)
Corporate bonds	46,728	(133)	17,763	(67)	64,491	(200)
U.S. Treasury securities	57,471	(263)	—	—	57,471	(263)
U.S. Agency bonds	26,662	(50)	—	—	26,662	(50)
Asset-backed securities	6,276	(2)	1,237	(11)	7,513	(13)
Total	$160,547	$(459)	$19,000	$(78)	$179,547	$(537)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250,738	$250,927
Due after one to four years	219,433	219,941
Total	$470,171	$470,868

	As of December 31, 2022
	Amortized Cost	Estimated Fair Value
Due within one year	$473,133	$471,378
Due after one to four years	57,341	56,689
Total	$530,474	$528,067
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of December 31, 2023 and 2022. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,572	$—	$32,572
Corporate bonds	—	1,696	1,696
Commercial paper	—	5,213	5,213
Total cash equivalents	32,572	6,909	39,481
Marketable securities:
Certificates of deposit	—	38,351	38,351
Commercial paper	—	71,365	71,365
Corporate bonds	—	227,146	227,146
U.S. Treasury securities	—	64,704	64,704
U.S. Agency bonds	—	29,868	29,868
Asset-backed securities	—	39,434	39,434
Total marketable securities	—	470,868	470,868
Total	$32,572	$477,777	$510,349

	As of December 31, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,381	$—	$20,381
Corporate bonds	—	6,024	6,024
Commercial paper	—	9,391	9,391
Total cash equivalents	20,381	15,415	35,796
Marketable securities:
Certificates of deposit	—	44,550	44,550
Commercial paper	—	100,844	100,844
Corporate bonds	—	278,054	278,054
U.S. Treasury securities	—	41,526	41,526
U.S. Agency bonds	—	46,410	46,410
Asset-backed securities	—	16,683	16,683
Total marketable securities	—	528,067	528,067
Total	$20,381	$543,482	$563,863
The Company classifies its cash equivalents, marketable securities, and note receivable within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value
The following table presents the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$7,011	$7,011

	As of December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$5,000	$—	$—	$4,646	$4,646
As of December 31, 2023 and 2022, there were no financial instruments or liabilities that were not recorded at fair value.

Note 6. Other Balance Sheet Components
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2023	2022
Computer equipment and software	$4,278	$4,103
Furniture and fixtures	2,303	2,209
Capitalized internal-use software	2,123	2,123
Leasehold improvements	10,597	10,597
Property and equipment, gross	19,301	19,032
Less: accumulated depreciation and amortization	(11,219)	(7,214)
Property and equipment, net	$8,082	$11,818
Depreciation and amortization expense was $4.0 million, $3.9 million and $2.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Intangible Assets, net
The Company’s intangible assets consist of customer relationships and developed technology arising from acquisitions.
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(6,381)	$687	1.5
Developed technology	4,600	(3,986)	614	0.7
Total intangible assets, net	$11,668	$(10,367)	$1,301	1.1

	As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(5,534)	$1,534	2.1
Developed technology	4,600	(3,067)	1,533	1.7
Total intangible assets, net	$11,668	$(8,601)	$3,067	1.9
Amortization expense related to intangible assets was $1.8 million, $1.8 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Expected future amortization expense for intangible assets as of December 31, 2023 was as follows (in thousands):

2024	$1,076
2025	225
Total	$1,301

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued compensation (1)	$8,873	$6,022
Employee stock purchase plan liability	1,093	2,076
Liability for early exercise of unvested stock options	—	174
Taxes payable	1,065	1,425
Deferred revenue	8,294	6,020
Other accrued and current liabilities	7,983	6,645
Accrued expenses and other current liabilities	$27,308	$22,362
(1) Includes liabilities and remaining charges under the Cost Reduction Plan of $1.8 million as of December 31, 2023.
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
The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$9,370	$9,781	$9,864
Short-term lease cost	1,887	1,417	525
Variable lease cost	2,553	1,665	409
Total	$13,810	$12,863	$10,798
Other information related to the Company’s operating leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,347	$10,045	$6,585
ROU assets obtained in exchange for new operating lease liabilities:	$9,107	$—	$28,252
Lease terms and discount rates for operating leases were as follows:

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)	8.3	6.3
Weighted average discount rate	7.1%	4.5%

As of December 31, 2023, future minimum lease payments under operating leases were as follows (in thousands):

2024	$10,657
2025	10,977
2026	10,777
2027	10,586
2028	10,936
Thereafter	33,455
Total lease payments	87,388
Less: imputed interest	(20,802)
Present value of lease liabilities	66,586
Less: current operating lease liabilities	(6,208)
Long-term operating lease liabilities	$60,378
The table above does not include lease payments that were not fixed at commencement or lease modification.
Note 8. Commitments and Contingencies
Commitments
As of December 31, 2023, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

2024	$14,599
2025	3,436
2026	1,326
Thereafter	—
Total	$19,361
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of December 31, 2023 and 2022.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the years ended December 31, 2023, 2022 and 2021, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of December 31, 2023 and 2022.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. OFN may borrow in increments of $2.0 million or more and may not borrow more than $7.5 million within the first 12 months immediately following the closing date of June 29, 2022. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the year ended December 31, 2023, the Company made one loan disbursement of $2.5 million. In January 2024, the Company made an additional loan disbursement of $7.5 million.
Note 9. Redeemable Convertible Preferred Stock, Common Stock, and Stockholders’ Equity
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
Preferred Stock
In connection with the Reverse Recapitalization, the Company's amended and restated certificate of incorporation became effective, which authorized the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company was authorized to issue 2,500,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock as of December 31, 2023 and 2022. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. The holder of each share of Class A common stock is entitled to one vote per share and the holder of each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon certain events upon the terms and conditions described in the Company’s amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated. Shares of common stock reserved for future issuance on an as-converted basis were as follows (in thousands):

	As of December 31,
	2023	2022
Stock options outstanding	47,858	55,388
Unvested restricted stock units (RSUs)	33,515	21,986
Shares reserved for future award issuances	52,297	50,852
Total	133,670	128,226
Common Stock Subject to Repurchase
Certain stock option grant agreements permit exercise prior to vesting. Upon termination of service of an employee, the Company has the right to repurchase any unvested, but issued, common stock at the original purchase price. The consideration received for an exercise of an option is accounted for as a deposit of the exercise price and is recorded as a liability. Upon vesting of the shares pursuant to the grant agreements, the shares and related liability are reclassified into stockholders’ equity. As of December 31, 2023, all shares of common stock subject to repurchase were fully vested with no balance remaining. As of December 31, 2022, the Company had $0.2 million recorded in accrued expenses and other current liabilities related to 101,593 unvested shares of common stock subject to repurchase.

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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the years ended December 31, 2023 and 2022, 1,028,778 and 551,765 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
Share Repurchase Program
On May 31, 2022, the Company’s Board of Directors authorized and approved a share repurchase program (the “Share Repurchase Program”) to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2024. Repurchases of Class A common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other applicable legal requirements. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. As of December 31, 2023 the Company anticipates that the Share Repurchase Program will extend through June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of the Company’s Class A common stock have been repurchased. The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
When the Company repurchases shares under the Share Repurchase Program, it reduces the common stock component of stockholders’ equity by the par value of the repurchased shares. The excess of the repurchase price over par value is recorded to additional paid-in capital. All repurchased shares are retired and become authorized and unissued shares.
During the year ended December 31, 2023, the Company did not repurchase or retire any shares of its Class A common stock. During the year ended December 31, 2022, the Company repurchased and retired 23,251,703 shares of Class A common stock at an average purchase price of $3.32 per share for an aggregate repurchase price of $77.2 million. As of December 31, 2023, the Company had $22.8 million available for future share repurchases under the Share Repurchase Program.
On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026.

Stock Options and RSUs
The Company may grant options to acquire shares of Class A common stock to employees, directors, officers, and consultants at a price not less than the fair market value of the shares at the date of grant. Options granted to a person who, at the time of the grant, owns more than 10% of the voting power of all classes of stock shall be at no less than 110% of the fair market value and expire five years from the date of grant. All other options generally have a contractual term of ten years. Options granted generally vest on a monthly basis over two to three years. RSUs granted for Class A common stock generally vest on a quarterly basis over two to three years.
A summary of the Company’s stock option activity for the year ended December 31, 2023 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	55,388	$2.67	7.5	$10,552
Options granted	4,409	$2.08
Options exercised	(3,523)	$2.04
Options forfeited or expired	(8,416)	$3.16
Outstanding at December 31, 2023	47,858	$2.58	5.2	$8,196
Exercisable at December 31, 2023	34,698	$2.20	4.0	$7,903
Vested or expected to vest at December 31, 2023	47,858	$2.58	5.2	$8,196
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.32 per share, $2.47 per share and $3.63 per share during the years ended December 31, 2023, 2022 and 2021, respectively.
The intrinsic value of the options exercised was $2.2 million, $14.0 million and $31.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

A summary of the Company’s RSU activity for the year ended December 31, 2023 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	21,986	$4.25
RSUs granted	34,517	$2.13
RSUs vested	(12,292)	$3.39
RSUs forfeited	(10,696)	$3.42
Unvested at December 31, 2023	33,515	$2.64
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
The following assumptions were used to calculate the fair value of stock option grants made during the following periods:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	64.9%- 72.7%	53.9% - 61.2%	53.7% -54.5%
Expected term (years)	5.0 - 6.2	6.1	6.3
Risk-free interest rate	3.4% - 4.7%	3.1%	1.1%
Expected dividend yield	—	—	—
Fair value of common stock per share	$1.44 - $3.31	$1.99 - $6.06	$4.92 - $6.83
Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$3,201	$2,627	$1,466
Research and development	43,619	35,567	20,690
Sales and marketing	12,548	10,160	6,388
General and administrative	23,657	16,066	18,970
Total	$83,025	$64,420	$47,514
As of December 31, 2023, there was $105.7 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years.

Note 10. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2023		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(65,975)	$(81,790)	$(46,344)	$(91,572)	$(8,032)	$(87,293)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	169,331	209,923	127,266	251,465	12,330	134,007
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.39)	$(0.39)	$(0.36)	$(0.36)	$(0.65)	$(0.65)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	Year Ended December 31,
	2023	2022	2021
Outstanding stock options	47,858	55,388	58,278
Unvested RSUs	33,515	21,986	2,511
Unvested early exercised stock options subject to repurchase	—	102	422
Unvested restricted stock	—	—	3,210
Shares issuable pursuant to the employee stock purchase plan	1,828	2,566	—
Contingently issuable shares	7	7	181
Total	83,208	80,049	64,602
Note 11. Employee Benefit Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees in the United States. The Company is allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the 401(k) Plan and as approved by the Board of Directors. The Company matches a portion of eligible participants’ 401(k) contributions. The Company’s match totaled $1.7 million, $1.4 million and $1.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. No discretionary profit-sharing contributions have been made to date.
Note 12. Income Taxes
Loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(147,786)	$(138,883)	$(94,693)
Foreign	777	2,640	(475)
Loss before income taxes	$(147,009)	$(136,243)	$(95,168)

Provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	74	343	146
Foreign	1,321	1,560	11
Total current provision for income taxes	1,395	1,903	157
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(639)	(230)	—
Total deferred provision for income taxes	(639)	(230)	—
Total provision for income taxes	$756	$1,673	$157
Income tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate to pretax loss as a result of the following:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	(21.0)%	(21.0)%	(21.0)%
State tax	0.1	0.2	0.2
Permanent items	0.8	0.9	0.7
Transaction costs	—	—	(4.8)
Stock-based compensation	5.8	5.3	6.6
R&D credit	(3.2)	(3.2)	(4.2)
Other	—	0.5	—
Changes in valuation allowance	18.0	18.5	22.8
Foreign rate differential	—	—	(0.1)
Effective tax rate	0.5%	1.2%	0.2%
Tax effects of significant items comprising the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$104,693	$95,567
Credit carryforwards	22,382	18,564
Stock-based compensation	11,609	8,071
Lease liability	16,247	14,945
Reserves, accruals and other	2,833	1,948
Capitalized R&D	37,270	22,944
Other	1,646	1,252
Total deferred tax assets	196,680	163,291
Valuation allowance	(181,884)	(150,294)
Total deferred tax assets, net	14,796	12,997
Deferred tax liabilities:
ROU asset basis	(13,900)	(12,752)
Total deferred tax liabilities	(13,900)	(12,752)
Net deferred tax assets	$896	$245

Based upon available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has established a full valuation allowance for its U.S. net deferred tax assets. The valuation allowance increased by $31.6 million and $29.4 million, respectively, during 2023 and 2022.
As of December 31, 2023, the Company had federal net operating loss carryforwards of $413.6 million, which begin to expire in 2028, and state net operating loss carryforwards of $280.8 million, which begin to expire in 2029. Of the $413.6 million U.S. federal net operating losses $234.2 million is carried forward indefinitely but is limited to 80% of current year taxable income. As of December 31, 2023, the Company had federal tax credits of $26.7 million, which begin to expire in 2028, and state tax credits of $22.8 million, which do not expire. The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
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

A reconciliation of the beginning and ending balances of unrecognized tax benefit were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross unrecognized tax benefits - beginning of year	$18,564	$13,902	$10,143
Increases related to current year tax positions	4,408	4,662	3,759
Increases related to prior year tax positions	241	—	—
Decreases related to prior year tax positions	(600)	—	—
Gross unrecognized tax benefits - end of year	$22,613	$18,564	$13,902
The amount of the Company's unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $0.2 million. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.
The Company has net operating losses in the United States federal and various state jurisdictions for which the tax years beginning in 2007 are open to examination by applicable taxing authorities.
Note 13. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$206,484	$204,449	$183,724
International	11,825	8,316	8,473
Total	$218,309	$212,765	$192,197

Substantially all of the Company’s long-lived assets are located in the United States.
Note 14. Restructuring
In the fourth quarter of 2023, the Company announced a cost reduction plan (the “Cost Reduction Plan”) intended to right-size the business and align the workforce and other expenses with Nextdoor’s near term revenue expectations and long term business priorities. The Cost Reduction Plan included a reduction of the Company’s full-time employee headcount by approximately 25%. The execution of the Cost Reduction Plan was substantially complete by the end of the fourth quarter of 2023.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2023 (in thousands):

	Severance and Related Charges	Stock-Based Compensation Expense	Total
Research and development	$5,141	$903	$6,044
Sales and marketing	2,984	228	3,212
General and administrative	1,763	80	1,843
Total	$9,888	$1,211	$11,099
Liabilities and remaining charges under the Cost Reduction Plan were $1.8 million as of December 31, 2023, included in accrued expenses and other current liabilities on the consolidated balance sheets.
Note 15. Subsequent Events
On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration deadline to March 31, 2026.

Repurchases of Class A common stock under the Share Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or by other methods, at the Company’s discretion, and in accordance with the limitations set forth in Rule 10b-18 promulgated under the Exchange Act and other applicable federal and state laws and regulations. The timing of any repurchases will depend on market conditions and will be made at the Company’s discretion. The Company currently anticipates that the Share Repurchase Program will extend through March 31, 2026, or such shorter period if the approximately $172.8 million in remaining capacity under the Share Repurchase Program is used to repurchase shares of the Company’s Class A common stock.

The Share Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

On February 23, 2024, the Company announced that Nirav Tolia, co-founder of Nextdoor, will return to the company as Chief Executive Officer, President and Chairperson of the Board, and that Sarah Friar will step down as Chief Executive Officer, President and Chairperson of the Board, with an orderly transition in the second quarter of 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference as indicated.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
2.1†	Agreement and Plan of Merger, dated as of July 6, 2021, by and among the Khosla Ventures Acquisition Co. II, Lorelei Merger Sub Inc. and Nextdoor, Inc., as amended (included as Annex A to the registration statement on Form S-4)	S-4	2.1	October 1, 2021
3.1	Amended and Restated Certificate of Incorporation of Nextdoor Holdings, Inc.	8-K	3.1	November 12, 2021
3.2	Amended and Restated Bylaws of Nextdoor Holdings, Inc.	8-K	3.1	December 1, 2022
4.1	Specimen Class A Common Stock Certificate of Nextdoor Holdings, Inc.	8-K	4.1	November 12, 2021
4.2*	Description of Registrant’s Securities
10.1	Form of Subscription Agreement	S-4	10.3	October 1, 2021
10.2	Amended and Restated Registration Rights Agreement, dated November 5, 2021, by and among Nextdoor Holdings, Inc. and the other parties thereto	8-K	10.5	November 12, 2021
10.3+	2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.24	July 20, 2021
10.4+	Form of Early Exercise Stock Option Grant under the 2008 Equity Incentive Plan	S-4	10.26	July 20, 2021
10.5+	Form of Stock Option Grant under the 2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.27	July 20, 2021
10.6+	2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.25	July 20, 2021
10.7+	Form of Early Exercise Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.28	July 20, 2021
10.8+	Form of Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.29	July 20, 2021
10.9+	Form of Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan of Nextdoor, Inc.	8-K	10.18	November 12, 2021
10.10+	Nextdoor Holdings, Inc. 2021 Equity Incentive Plan	8-K	10.7	November 12, 2021
10.11+	Form of Stock Option Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.15	July 20, 2021
10.12+	Form of Restricted Stock Unit Award Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.16	July 20, 2021
10.13+	Nextdoor Holdings, Inc. 2021 Employee Stock Purchase Plan	8-K	10.10	November 12, 2021
10.14+	Executive Offer Letter of Sarah Friar	S-4	10.18	July 20, 2021

10.15+*	Executive Offer Letter of Matt Anderson
10.16+	Executive Offer Letter of Heidi Andersen	S-4	10.20	July 20, 2021
10.17+	2019 Incentive Compensation Plan of Heidi Andersen	S-4	10.22	July 20, 2021
10.18+*	2023 Incentive Compensation Plan of Heidi Andersen
10.19+	Executive Offer Letter of John Orta	S-4	10.21	July 20, 2021
10.20+	Form of Indemnity Agreement	8-K	10.6	November 12, 2021
10.21+	Form of Change in Control and Severance Agreement	S-4	10.23	July 20, 2021
10.22+	Executive Offer Letter of Michael Doyle	S-4	10.19	July 20, 2021
10.23*	Separation Agreement of Michael Doyle
21.1	List of Subsidiaries	8-K	21.1	November 12, 2021
23.1*	Consent of Ernst & Young, LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Compensation Recovery Policy
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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

NEXTDOOR HOLDINGS, INC.

Date:	February 27, 2024	By:	/s/ Sarah Friar
		Name:	Sarah Friar
		Title:	Chief Executive Officer, President and Chairperson of the Board of Directors
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sarah Friar and Matt Anderson, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sarah Friar	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)	February 27, 2024
Sarah Friar

/s/ Matt Anderson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2024
Matt Anderson

/s/ John Hope Bryant	Director	February 27, 2024
John Hope Bryant

/s/ Dana Evan	Director	February 27, 2024
Dana Evan

/s/ J. William Gurley	Director	February 27, 2024
J. William Gurley

/s/ Mary Meeker	Director	February 27, 2024
Mary Meeker

/s/ Jason Pressman	Director	February 27, 2024
Jason Pressman

/s/ David Sze	Director	February 27, 2024
David Sze

/s/ Nirav Tolia	Director	February 27, 2024
Nirav Tolia

/s/ Chris Varelas	Director	February 27, 2024
Chris Varelas