Form 10-Q
period 2024-03-31
Nextdoor Holdings, Inc.
filed 2024-05-07
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 3, 2024, there were 189,105,696 shares of the registrant’s Class A common stock outstanding and 201,176,005 shares of the registrant’s Class B common stock outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of March 31,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$69,670	$60,233
Marketable securities	428,123	470,868
Accounts receivable, net of allowance of $380 and $385 as of March 31, 2024 and December 31, 2023, respectively	26,057	26,233
Prepaid expenses and other current assets	16,376	9,606
Total current assets	540,226	566,940
Restricted cash, non-current	11,171	11,171
Property and equipment, net	7,157	8,082
Operating lease right-of-use assets	55,788	56,968
Intangible assets, net	859	1,301
Goodwill	1,211	1,211
Other assets	16,669	8,891
Total assets	$633,081	$654,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,121	$1,895
Operating lease liabilities, current	6,398	6,208
Accrued expenses and other current liabilities	24,185	27,308
Total current liabilities	32,704	35,411
Operating lease liabilities, non-current	58,716	60,378
Other liabilities, non-current	219	218
Total liabilities	91,639	96,007
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 189,631 and 186,415 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	19	19
Class B common stock, $0.0001 par value; 500,000 shares authorized, 201,251 and 201,960 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	1,335,525	1,323,595
Accumulated other comprehensive income	159	943
Accumulated deficit	(794,281)	(766,020)
Total stockholders’ equity	541,442	558,557
Total liabilities and stockholders’ equity	$633,081	$654,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$53,146	$49,771
Costs and expenses:
Cost of revenue	9,978	9,913
Research and development	31,319	32,982
Sales and marketing	29,872	29,209
General and administrative	16,726	16,479
Total costs and expenses	87,895	88,583
Loss from operations	(34,749)	(38,812)
Interest income	6,846	5,513
Other income (expense), net	(159)	(116)
Loss before income taxes	(28,062)	(33,415)
Provision for income taxes	199	301
Net loss	$(28,261)	$(33,716)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.07)	$(0.09)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	392,219	373,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(28,261)	$(33,716)
Other comprehensive income (loss):
Foreign currency translation adjustments	67	19
Change in unrealized gain (loss) on available-for-sale marketable securities	(851)	1,491
Total other comprehensive income (loss)	$(784)	$1,510
Comprehensive loss	$(29,045)	$(32,206)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units	4,242	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(1,261)	—	—	(1,261)
Repurchase of common stock	(4,448)	—	—	—	(9,751)	—	—	(9,751)
Conversion from Class B to Class A common stock	709		(709)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,306	—		—	2,830	—	—	2,830
Issuance of common stock under employee stock purchase plan	407	—	—	—	606	—	—	606
Stock-based compensation	—	—	—	—	19,506	—	—	19,506
Other comprehensive loss	—	—	—	—	—	(784)	—	(784)
Net loss	—	—	—	—	—	—	(28,261)	(28,261)
Balances as of March 31, 2024	189,631	$19	201,251	$20	$1,335,525	$159	$(794,281)	$541,442

	Three Months Ended March 31, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	1,935	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	2,433	—	(2,433)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	297	—	—	—	537	—	—	537
Issuance of common stock under employee stock purchase plan	560	1	—	—	1,075	—	—	1,076
Vesting of early exercised stock options	—	—	—	—	133	—	—	133
Stock-based compensation	—	—	—	—	15,816	—	—	15,816
Other comprehensive income	—	—	—	—	—	1,510	—	1,510
Net loss	—	—	—	—	—	—	(33,716)	(33,716)
Balances as of March 31, 2023	158,918	$16	215,596	$22	$1,249,043	$(686)	$(651,971)	$596,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(28,261)	$(33,716)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,387	1,451
Stock-based compensation	19,506	15,816
Bad debt expense	(15)	(6)
Accretion of investments	(1,878)	(1,907)
Other	362	(269)
Changes in operating assets and liabilities:
Accounts receivable, net	191	1,731
Prepaid expenses and other assets	(1,731)	2,573
Operating lease right-of-use assets	1,180	1,311
Accounts payable	226	498
Operating lease liabilities	(1,472)	(1,489)
Accrued expenses and other liabilities	(3,122)	292
Net cash used in operating activities	(13,627)	(13,715)
Cash flows from investing activities
Purchases of property and equipment	(20)	(59)
Purchases of marketable securities	(52,637)	(190,007)
Sales of marketable securities	28,770	42,684
Maturities of marketable securities	67,277	172,047
Loan to Opportunity Finance Network	(7,500)	—
Net cash provided by investing activities	35,890	24,665
Cash flows from financing activities
Proceeds from exercise of stock options	2,830	537
Proceeds from issuance of common stock under employee stock purchase plan	606	1,076
Tax withholdings on release of restricted stock units	(1,261)	—
Repurchase of common stock	(9,751)	—
Prepayment under share repurchase program	(5,317)	—
Net cash provided by (used in) financing activities	(12,893)	1,613
Effect of exchange rate changes on cash and cash equivalents	67	19
Net increase in cash, cash equivalents, and restricted cash	9,437	12,582
Cash, cash equivalents, and restricted cash at beginning of period	71,404	55,236
Cash, cash equivalents, and restricted cash at end of period	$80,841	$67,818
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$69,670	$67,818
Restricted cash, non-current	11,171	—
Total cash, cash equivalents, and restricted cash	$80,841	$67,818
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$—	$133
Lease liabilities arising from obtaining right-of-use assets	$—	$10,665
Purchases of property and equipment not yet settled	$—	$35
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
The condensed consolidated balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2024 or any other future interim or annual period.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2023 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15,

2024, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of March 31, 2024 and December 31, 2023, deferred revenue was $9.3 million and $8.3 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each period was $1.1 million and $2.6 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$43,669	$—	$—	$43,669
Corporate bonds	1,204	—	—	1,204
Total cash equivalents	$44,873	$—	$—	$44,873
Marketable securities:
Certificates of deposit	40,320	60	(1)	40,379
Commercial paper	58,206	45	(9)	58,242
Corporate bonds	217,998	556	(172)	218,382
U.S. Treasury securities	63,274	—	(685)	62,589
U.S. Agency bonds	7,035	—	(13)	7,022
Asset-backed securities	41,444	93	(28)	41,509
Total marketable securities	428,277	754	(908)	428,123
Total	$473,150	$754	$(908)	$472,996

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,572	$—	$—	$32,572
Corporate bonds	1,696	—	—	1,696
Commercial paper	5,216	—	(3)	5,213
Total cash equivalents	$39,484	$—	$(3)	$39,481
Marketable securities:
Certificates of deposit	38,253	98	—	38,351
Commercial paper	71,263	110	(8)	71,365
Corporate bonds	226,495	851	(200)	227,146
U.S. Treasury securities	64,952	15	(263)	64,704
U.S. Agency bonds	29,918	—	(50)	29,868
Asset-backed securities	39,290	157	(13)	39,434
Total marketable securities	470,171	1,231	(534)	470,868
Total	$509,655	$1,231	$(537)	$510,349
All marketable securities are designated as available-for-sale securities as of March 31, 2024 and December 31, 2023.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,003	$(1)	$—	$—	$1,003	$(1)
Commercial paper	24,547	(9)	—	—	24,547	(9)
Corporate bonds	54,227	(127)	5,931	(45)	60,158	(172)
U.S. Treasury securities	62,253	(685)	—	—	62,253	(685)
U.S. Agency bonds	6,986	(13)	—	—	6,986	(13)
Asset-backed securities	12,876	(21)	585	(7)	13,461	(28)
Total	$161,892	$(856)	$6,516	$(52)	$168,408	$(908)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$23,410	$(11)	$—	$—	$23,410	$(11)
Corporate bonds	46,728	(133)	17,763	(67)	64,491	(200)
U.S. Treasury securities	57,471	(263)	—	—	57,471	(263)
U.S. Agency bonds	26,662	(50)	—	—	26,662	(50)
Asset-backed securities	6,276	(2)	1,237	(11)	7,513	(13)
Total	$160,547	$(459)	$19,000	$(78)	$179,547	$(537)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$227,771	$227,891
Due after one to four years	200,506	200,232
Total	$428,277	$428,123

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250,738	$250,927
Due after one to four years	219,433	219,941
Total	$470,171	$470,868
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of March 31, 2024 and December 31, 2023. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$43,669	$—	$43,669
Corporate bonds	—	1,204	1,204
Total cash equivalents	$43,669	$1,204	$44,873
Marketable securities:
Certificates of deposit	—	40,379	40,379
Commercial paper	—	58,242	58,242
Corporate bonds	—	218,382	218,382
U.S. Treasury securities	—	62,589	62,589
U.S. Agency bonds	—	7,022	7,022
Asset-backed securities	—	41,509	41,509
Total marketable securities	—	428,123	428,123
Total cash equivalents and marketable securities	$43,669	$429,327	$472,996

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,572	$—	$32,572
Corporate bonds	—	1,696	1,696
Commercial paper	—	5,213	5,213
Total cash equivalents	$32,572	$6,909	$39,481
Marketable securities:
Certificates of deposit	—	38,351	38,351
Commercial paper	—	71,365	71,365
Corporate bonds	—	227,146	227,146
U.S. Treasury securities	—	64,704	64,704
U.S. Agency bonds	—	29,868	29,868
Asset-backed securities	—	39,434	39,434
Total marketable securities	—	470,868	470,868
Total cash equivalents and marketable securities	$32,572	$477,777	$510,349
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

	As of March 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$13,997	$13,997

	As of December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$7,011	$7,011
As of March 31, 2024 and December 31, 2023, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 6. Commitments and Contingencies
Legal matters
From time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of March 31, 2024 and December 31, 2023.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three months ended March 31, 2024 and 2023, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of March 31, 2024 and December 31, 2023.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the three months ended March 31, 2024, the Company made one loan disbursement of $7.5 million. During the year ended December 31, 2023, the Company made one loan disbursement of $2.5 million. As of March 31, 2024, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
Note 7. Common Stock and Stockholders’ Equity
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended March 31, 2024 and 2023, 407,298 and 559,707 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three months ended March 31, 2024, the Company repurchased and retired 4,448,423 shares of Class A common stock at an average purchase price of $2.19 per share for an aggregate repurchase price of $9.8 million. During the three months ended March 31, 2023, the Company did not repurchase or retire any shares of its Class A common stock. As of March 31, 2024, the Company had $163.0 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2024 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	47,858	$2.58	5.2	$8,196
Options granted	173	$1.84
Options exercised	(2,306)	$1.23
Options forfeited or expired	(5,944)	$2.65
Outstanding at March 31, 2024	39,781	$2.65	5.6	$10,611
Exercisable at March 31, 2024	29,780	$2.34	4.7	$9,564
Vested or expected to vest at March 31, 2024	39,781	$2.65	5.6	$10,611
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.10 per share and $1.21 per share during the three months ended March 31, 2024 and 2023, respectively.
The intrinsic value of the options exercised was $1.6 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.

A summary of the Company’s RSU activity for the three months ended March 31, 2024 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	33,515	$2.64
RSUs granted	15,411	$2.17
RSUs vested	(4,875)	$2.58
RSUs forfeited	(3,127)	$3.27
Unvested at March 31, 2024	40,924	$2.43

Valuation Assumptions
The following assumptions were used to calculate the fair value of employee and non-employee stock option grants made during the following periods:

	Three Months Ended March 31,
	2024	2023
Expected volatility	67.9% - 68.0%	66.7% -66.8%
Expected term (in years)	5.0	5.9
Risk-free interest rate	3.8% - 4.4%	4.2%
Expected dividend yield	—	—
Fair value of common stock per share	$1.61 - $2.18	$1.91
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$709	$630
Research and development	10,007	8,457
Sales and marketing	3,352	2,433
General and administrative	5,438	4,296
Total	$19,506	$15,816
As of March 31, 2024, there was $108.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.6 years.
Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(13,731)	$(14,530)	$(14,083)	$(19,633)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	190,564	201,655	155,807	217,218
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.07)	$(0.07)	$(0.09)	$(0.09)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of March 31,
	2024	2023
Outstanding stock options	39,781	54,409
Unvested RSUs	40,924	24,414
Unvested early exercised stock options subject to repurchase	—	19
Shares issuable pursuant to the ESPP	1,562	2,372
Total	82,267	81,214
Note 9. Income Taxes
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
The Company recorded an income tax expense for the three months ended March 31, 2024 and 2023 of $0.2 million and $0.3 million, respectively, both of which were primarily related to foreign taxes.
Note 10. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$49,899	$46,815
International	3,247	2,956
Total	$53,146	$49,771

Substantially all of the Company’s long-lived assets are located in the United States.
Note 11. Subsequent Events
On April 24, 2024, the Company performed a restructuring intended to refocus the Company for future growth. The plan is expected to impact 40 of the Company’s full-time employees. The Company currently estimates that it will incur one-time charges of approximately $3 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits, and related costs. The Company expects that the majority of the charges will be incurred in the second quarter of 2024 and that the execution of the plan will be substantially complete by the end of the second quarter of 2024.
On April 26, 2024, the Company announced that Heidi Andersen, the Company’s Head of Revenue, and John Orta, the Company’s Head of Legal & Corporate Development and Secretary, will each resign from their respective positions, effective on May 8, 2024. Neither Ms. Andersen’s nor Mr. Orta’s planned departure is the result of any disagreement regarding the Company’s operations, policies or practices.

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
Overview
At Nextdoor, our purpose is to cultivate a kinder world where everyone has a neighborhood they can rely on. Neighbors around the world turn to Nextdoor to receive trusted information, give and get help, get things done, and build real world connections with those nearby — neighbors, businesses, and public services. By fostering these connections, both online and in the real world, Nextdoor builds stronger, more vibrant, and more resilient neighborhoods. As of March 31, 2024, Nextdoor was in more than 335,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended March 31, 2024 are as follows:
•Weekly Active Users (“WAUs”) were 43.4 million, an increase of 2% compared to the three months ended March 31, 2023.
•Average revenue per weekly active user (“ARPU”) was $1.22, an increase of 4% compared to the three months ended March 31, 2023.
Financial Results as of and for the three months ended March 31, 2024 are as follows:
•Revenue for the three months ended March 31, 2024 was $53.1 million, an increase of 7% compared to the three months ended March 31, 2023.
•Total costs and expenses for the three months ended March 31, 2024 were $87.9 million, a decrease of 1% compared to the three months ended March 31, 2023.
•Net loss for the three months ended March 31, 2024 decreased 16% to $28.3 million, compared to $33.7 million for the three months ended March 31, 2023.
•Adjusted EBITDA loss for the three months ended March 31, 2024 decreased 35% to $14.0 million, compared to $21.7 million for the three months ended March 31, 2023.
•Cash, cash equivalents, and marketable securities were $497.8 million as of March 31, 2024.
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
Our WAU for the three months ended March 31, 2024 and 2023 were 43.4 million and 42.4 million, respectively, which represents 2% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
36.7
36.9
38.3
40.0
42.4
41.6
40.4
41.8
43.4
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended March 31, 2024 and 2023 was $1.22 and $1.17, respectively, with the increase due to stronger revenue growth relative to WAU growth.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.39
$1.48
$1.41
$1.33
$1.17
$1.37
$1.39
$1.33
$1.22
Q1'22
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24

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

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$53,146	$49,771
Costs and expenses(1):
Cost of revenue	9,978	9,913
Research and development	31,319	32,982
Sales and marketing	29,872	29,209
General and administrative	16,726	16,479
Total costs and expenses	87,895	88,583
Loss from operations	(34,749)	(38,812)
Interest income	6,846	5,513
Other income (expense), net	(159)	(116)
Loss before income taxes	(28,062)	(33,415)
Provision for income taxes	199	301
Net loss	$(28,261)	$(33,716)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$709	$630
Research and development	10,007	8,457
Sales and marketing	3,352	2,433
General and administrative	5,438	4,296
Total	$19,506	$15,816
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended March 31,
(as a percentage of total revenue)	2024	2023
Revenue	100%	100%
Costs and expenses:
Cost of revenue	19	20
Research and development	59	66
Sales and marketing	56	59
General and administrative	31	33
Total costs and expenses	165	178
Loss from operations	(65)	(78)
Interest income	13	11
Other income (expense), net	—	—
Loss before income taxes	(53)	(67)
Provision for income taxes	—	1
Net loss	(53)%	(68)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Revenue	$53,146	$49,771	$3,375	7%
Revenue increased by $3.4 million, or 7%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase in advertiser demand for our product offerings, which was driven by increased marketer spending as well as increased user engagement as measured by a 2% increase in Q1 WAUs. ARPU increased 4% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, reflecting stronger year-over-year revenue growth relative to WAU growth.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Cost of revenue	$9,978	$9,913	$65	1%
Cost of revenue increased by $0.1 million, or 1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $0.3 million increase in third-party costs associated with delivering and supporting our advertising products, partially offset by a $0.3 million decrease in allocated personnel-related costs.
Research and development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Research and development	$31,319	$32,982	$(1,663)	(5)%
Research and development expenses decreased by $1.7 million, or 5%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a $2.0 million decrease in personnel-related costs primarily driven by a decrease in headcount, partially offset by a $0.4 million increase in third-party software costs.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Personnel-related and other	$20,916	$20,889	$27	—%
Brand and performance marketing	6,143	5,591	552	10%
Neighbor services	2,813	2,729	84	3%
Total sales and marketing	$29,872	$29,209	$663	2%
Sales and marketing expenses increased by $0.7 million, or 2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $0.3 million increase in performance marketing costs for user acquisition and a $0.2 million increase in performance marketing costs to attract local businesses.

General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
General and administrative	$16,726	$16,479	$247	1%
General and administrative expenses increased by $0.2 million, or 1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to a $0.7 million increase in stock-based compensation costs, partially offset by a $0.3 million decrease in insurance expenses and a $0.2 million decrease in professional fees.
Interest income

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest income	$6,846	$5,513	$1,333	24%
Interest income increased by $1.3 million, or 24%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by higher interest rates.
Other income (expense), net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Other income (expense), net	$(159)	$(116)	$(43)	37%
Other expense increased by less than $0.1 million, or 37%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Provision for income taxes	$199	$301	$(102)	(34)%
Provision for income taxes decreased by $0.1 million, or 34%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $794.3 million as of March 31, 2024. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of March 31, 2024, we had $497.8 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the three months ended March 31, 2024, we repurchased and retired 4,448,423 shares of Class A common stock at an average purchase price of $2.19 per share for an aggregate repurchase price of $9.8 million. As of March 31, 2024, we had $163.0 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(13,627)	$(13,715)
Net cash provided by investing activities	$35,890	$24,665
Net cash provided by (used in) financing activities	$(12,893)	$1,613
Operating activities
Cash used in operating activities during the three months ended March 31, 2024 was $13.6 million which resulted from a net loss of $28.3 million, adjusted for non-cash charges of $19.4 million and net cash outflows of $4.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $19.5 million of stock-based compensation expense and $1.4 million of depreciation and amortization expense, partially offset by $1.9 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $3.1 million decrease in accrued expenses and other liabilities, a $1.7 million increase in prepaid expenses and other assets, and a $1.5 million decrease in operating lease liabilities due to lease payments. These amounts were partially offset by a $1.2 million decrease in operating lease right-of-use assets due to normal amortization, a $0.2 million increase in accounts payable, and a $0.2 million decrease in accounts receivable.
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
Investing activities

Cash provided by investing activities for the three months ended March 31, 2024 was $35.9 million, which consisted of proceeds from maturities of marketable securities of $67.3 million and proceeds from sales of marketable securities of $28.8 million. This was partially offset by purchases of marketable securities of $52.6 million and a loan to Opportunity Finance Network of $7.5 million.
Cash provided by investing activities for the three months ended March 31, 2023 was $24.7 million, which consisted of proceeds from maturities of marketable securities of $172.0 million and proceeds from sales of marketable securities of $42.7 million. This was partially offset by purchases of marketable securities of $190.0 million.
Financing activities
Cash used in financing activities for the three months ended March 31, 2024 was $12.9 million, which consisted of repurchases of common stock of $9.8 million, prepayment under the Share Repurchase Program of $5.3 million, and tax withholdings on release of restricted stock units of $1.3 million. This was partially offset by proceeds from the exercise of stock options of $2.8 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million.
Cash provided by financing activities for the three months ended March 31, 2023 was $1.6 million, which consisted of $1.1 million of proceeds from the issuance of common stock under the employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(28,261)	$(33,716)
Depreciation and amortization	1,387	1,451
Stock-based compensation	19,506	15,816
Interest income	(6,846)	(5,513)
Provision for income taxes	199	301
Adjusted EBITDA	$(14,015)	$(21,661)
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

There have been no material changes to our critical accounting policies requiring estimates, assumptions, and judgments as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Interest Rate Risk
As of March 31, 2024, we had cash and cash equivalents of $69.7 million and marketable securities of $428.1 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Similarly, Google has announced that it plans to start phasing out third-party cookies in its Google Chrome browser in 2025 if they are able to reach an agreement with regulators. Google has also stated that it intends to limit access by mobile applications to advertising identifiers on Android devices, though they have not set a date. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple introduced changes starting with iOS 14.5 that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Additionally, the Apple App Store guidelines require apps that support account creation to also allow users to delete their account within the app. This change has and may continue to impact our ability to retain users. Moreover, Google has stated that it intends to limit access by mobile applications to advertising identifiers on Android devices, though they have not set a date. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of March 31, 2024, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 335,000 neighborhoods. We plan to enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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

On February 23, 2024, we announced that Nirav Tolia, co-founder of Legacy Nextdoor, will return as Chief Executive Officer, President and Chairperson of our Board of Directors. The effective date of Mr. Tolia’s position as Chief Executive Officer, President and Chairperson of the Board will be May 8, 2024 (the “Transition Date”). Mr. Tolia will initially serve as the Executive Chair of the Company, effective March 18, 2024. To support the planned orderly transition of our Chief Executive Officer, Sarah Friar will remain employed by the Company as the Chief Executive Officer and President until the Transition Date. In addition, as part of the orderly transition of certain members of our management team, Heidi Andersen, our Head of Revenue, and John Orta, our Head of Legal & Corporate Development and Secretary, will each resign from their positions, effective on May 8, 2024. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the three months ended March 31, 2024, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. Moreover, Google has stated that it intends to limit access by mobile applications to advertising identifiers on Android devices, though they have not set a date. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $28.3 million and $33.7 million for the three months ended March 31, 2024 and 2023, respectively. We have an accumulated deficit of $794.3 million as of March 31, 2024. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reduction in November 2023, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of March 31, 2024, we had $163.0 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved a new privacy law, the CPRA, which became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. We are subject to several state privacy laws in the United States and anticipate additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.
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

We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act, which was proposed on April 21, 2021 by the European Commission and aims to introduce a common regulatory and legal framework for AI, passed on March 13, 2023 and is expected to enter into force, following formal endorsement by the Council of the EU, in the coming months. The EU Artificial Intelligence Act would regulate AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of March 31, 2024. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2024, we had 189,630,829 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
January 1, 2024 to January 31, 2024	—	$—	—	$22,768
February 1, 2024 to February 29, 2024	—	$—	—	$172,768
March 1, 2024 to March 31, 2024	4,448,423	$2.19	4,448,423	$163,017
Total	4,448,423		4,448,423
(1) On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026.
(2) Average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.1+	Transition Agreement, dated February 29, 2024, by and between Nextdoor Holdings, Inc. and Sarah Friar
10.2+	Offer Letter, dated February 26, 2024, by and between Nextdoor Holdings, Inc. and Nirav Tolia
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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
Date: May 7, 2024

NEXTDOOR HOLDINGS, INC.

By:	/s/ Sarah Friar
Name:	Sarah Friar
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Matt Anderson
Name:	Matt Anderson
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)