Form 10-Q
period 2024-06-30
Nextdoor Holdings, Inc.
filed 2024-08-07
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 5, 2024, there were 187,941,328 shares of the registrant’s Class A common stock outstanding and 191,967,084 shares of the registrant’s Class B common stock outstanding.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to the upcoming U.S. election, turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation, and changing interest rates;

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

•the impact on our business as a result of interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the war in Ukraine and war in the Middle East), other physical security threats, cyber-attacks, or other catastrophic events;

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

•We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of June 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,960	$60,233
Marketable securities	403,581	470,868
Accounts receivable, net of allowance of $459 and $385 as of June 30, 2024 and December 31, 2023, respectively	28,107	26,233
Prepaid expenses and other current assets	8,533	9,606
Total current assets	493,181	566,940
Restricted cash, non-current	11,171	11,171
Property and equipment, net	3,577	8,082
Operating lease right-of-use assets	15,789	56,968
Intangible assets, net	524	1,301
Goodwill	1,211	1,211
Other assets	16,616	8,891
Total assets	$542,069	$654,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,804	$1,895
Operating lease liabilities, current	8,048	6,208
Accrued expenses and other current liabilities	21,866	27,308
Total current liabilities	32,718	35,411
Operating lease liabilities, non-current	36,653	60,378
Other liabilities, non-current	384	218
Total liabilities	69,755	96,007
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 187,107 and 186,415 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	19
Class B common stock, $0.0001 par value; 500,000 shares authorized, 192,098 and 201,960 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	19	20
Additional paid-in capital	1,309,594	1,323,595
Accumulated other comprehensive income (loss)	(256)	943
Accumulated deficit	(837,062)	(766,020)
Total stockholders’ equity	472,314	558,557
Total liabilities and stockholders’ equity	$542,069	$654,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$63,292	$56,889	$116,438	$106,660
Costs and expenses:
Cost of revenue	10,280	10,438	20,258	20,351
Research and development	31,102	37,117	62,421	70,099
Sales and marketing	30,438	31,386	60,310	60,595
General and administrative	40,488	19,390	57,214	35,869
Total costs and expenses	112,308	98,331	200,203	186,914
Loss from operations	(49,016)	(41,442)	(83,765)	(80,254)
Interest income	6,409	6,356	13,255	11,869
Other income (expense), net	142	(193)	(17)	(309)
Loss before income taxes	(42,465)	(35,279)	(70,527)	(68,694)
Provision for income taxes	316	124	515	425
Net loss	$(42,781)	$(35,403)	$(71,042)	$(69,119)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.09)	$(0.18)	$(0.18)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	388,090	375,896	390,154	374,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(42,781)	$(35,403)	$(71,042)	$(69,119)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	24	58	43
Change in unrealized loss on available-for-sale marketable securities	(406)	(1,600)	(1,257)	(109)
Total other comprehensive loss	$(415)	$(1,576)	$(1,199)	$(66)
Comprehensive loss	$(43,196)	$(36,979)	$(72,241)	$(69,185)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	189,631	$19	201,251	$20	$1,335,525	$159	$(794,281)	$541,442
Release of restricted stock units	3,642	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(4,438)	—	—	(4,438)
Repurchase of common stock	(18,069)	(2)	—	—	(43,732)	—	—	(43,734)
Conversion from Class B to Class A common stock	9,153	1	(9,153)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	2,750	1	—	—	6,004	—	—	6,005
Stock-based compensation	—	—	—	—	16,235	—	—	16,235
Other comprehensive loss	—	—	—	—	—	(415)	—	(415)
Net loss	—	—	—	—	—	—	(42,781)	(42,781)
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314

	Three Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2023	158,918	$16	215,596	$22	$1,249,043	$(686)	$(651,971)	$596,424
Release of restricted stock units	2,118	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	6,402	1	(6,402)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	984	—	—	—	2,026	—	—	2,026
Vesting of early exercised stock options	—	—	—	—	31	—	—	31
Stock-based compensation	—	—	—	—	21,576	—	—	21,576
Other comprehensive loss	—	—	—	—	—	(1,576)	—	(1,576)
Net loss	—	—	—	—	—	—	(35,403)	(35,403)
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)	$(687,374)	$583,078

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units	7,885	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(5,700)	—	—	(5,700)
Repurchase of common stock	(22,518)	(2)	—	—	(53,482)	—	—	(53,484)
Conversion from Class B to Class A common stock	9,862	1	(9,862)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	5,056	1	—	—	8,834	—	—	8,835
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	407		—	—	606	—	—	606
Stock-based compensation	—	—	—	—	35,741	—	—	35,741
Other comprehensive loss	—	—	—	—	—	(1,199)	—	(1,199)
Net loss	—	—	—	—	—	—	(71,042)	(71,042)
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314

	Six Months Ended June 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	4,053	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	8,835	1	(8,835)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,281	—	—	—	2,563	—	—	2,563
Issuance of common stock under employee stock purchase plan	560	1	—	—	1,075	—	—	1,076
Vesting of early exercised stock options	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	37,392	—	—	37,392
Other comprehensive loss	—	—	—	—	—	(66)	—	(66)
Net loss	—	—	—	—	—	—	(69,119)	(69,119)
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)	$(687,374)	$583,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(71,042)	$(69,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,530	2,905
Stock-based compensation	35,741	37,392
Non-cash impairment charges related to lease abandonment	22,760	—
Accretion of investments	(3,318)	(4,229)
Other	342	(371)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,888)	1,359
Prepaid expenses and other assets	848	1,654
Operating lease right-of-use assets	2,387	2,416
Accounts payable	899	1,401
Operating lease liabilities	(2,970)	(2,809)
Accrued expenses and other liabilities	(5,276)	3,352
Net cash used in operating activities	(18,987)	(26,049)
Cash flows from investing activities
Purchases of property and equipment	(121)	(139)
Purchases of marketable securities	(128,278)	(303,206)
Sales of marketable securities	91,229	51,635
Maturities of marketable securities	106,069	306,835
Loan to Opportunity Finance Network	(7,500)	(2,500)
Net cash provided by investing activities	61,399	52,625
Cash flows from financing activities
Proceeds from exercise of stock options	8,835	2,563
Proceeds from issuance of common stock under employee stock purchase plan	606	1,076
Tax withholdings on release of restricted stock units	(5,700)	—
Repurchase of common stock	(53,484)	—
Net cash provided by (used in) financing activities	(49,743)	3,639
Effect of exchange rate changes on cash and cash equivalents	58	43
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,273)	30,258
Cash, cash equivalents, and restricted cash at beginning of period	71,404	55,236
Cash, cash equivalents, and restricted cash at end of period	$64,131	$85,494
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$52,960	$74,268
Restricted cash, non-current	11,171	11,226
Total cash, cash equivalents, and restricted cash	$64,131	$85,494
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$—	$164
Lease liabilities arising from obtaining right-of-use assets	$—	$10,665
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network, connecting users, businesses, and public agencies to the neighborhoods that matter to them. As a purpose-driven company, Nextdoor leverages technology to cultivate a kinder world where everyone has a neighborhood they can rely on — both online and in the real world.
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of June 30, 2024 and December 31, 2023, deferred revenue was $8.1 million and $8.3 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each period was $4.1 million and $2.8 million, respectively. For the six months ended June 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each period was $4.0 million and $2.8 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of June 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$31,147	$—	$—	$31,147
Total cash equivalents	31,147	—	—	31,147
Marketable securities:
Certificates of deposit	15,391	11	—	15,402
Commercial paper	32,435	4	(10)	32,429
Corporate bonds	253,781	358	(244)	253,895
U.S. Treasury securities	57,707	—	(726)	56,981
U.S. Agency bonds	4,069	—	(3)	4,066
Asset-backed securities	40,758	71	(21)	40,808
Total marketable securities	404,141	444	(1,004)	403,581
Total	$435,288	$444	$(1,004)	$434,728

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,572	$—	$—	$32,572
Corporate bonds	1,696	—	—	1,696
Commercial paper	5,216	—	(3)	5,213
Total cash equivalents	39,484	—	(3)	39,481
Marketable securities:
Certificates of deposit	38,253	98	—	38,351
Commercial paper	71,263	110	(8)	71,365
Corporate bonds	226,495	851	(200)	227,146
U.S. Treasury securities	64,952	15	(263)	64,704
U.S. Agency bonds	29,918	—	(50)	29,868
Asset-backed securities	39,290	157	(13)	39,434
Total marketable securities	470,171	1,231	(534)	470,868
Total	$509,655	$1,231	$(537)	$510,349
All marketable securities are designated as available-for-sale securities as of June 30, 2024 and December 31, 2023.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$18,914	$(10)	$—	$—	$18,914	$(10)
Corporate bonds	112,870	(180)	10,950	(64)	123,820	(244)
U.S. Treasury securities	18,106	(169)	38,318	(557)	56,424	(726)
U.S. Agency bonds	2,998	(2)	999	(1)	3,997	(3)
Asset-backed securities	11,412	(17)	847	(4)	12,259	(21)
Total	$164,300	$(378)	$51,114	$(626)	$215,414	$(1,004)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$23,410	$(11)	$—	$—	$23,410	$(11)
Corporate bonds	46,728	(133)	17,763	(67)	64,491	(200)
U.S. Treasury securities	57,471	(263)	—	—	57,471	(263)
U.S. Agency bonds	26,662	(50)	—	—	26,662	(50)
Asset-backed securities	6,276	(2)	1,237	(11)	7,513	(13)
Total	$160,547	$(459)	$19,000	$(78)	$179,547	$(537)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$220,003	$219,893
Due after one to four years	184,138	183,688
Total	$404,141	$403,581

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250,738	$250,927
Due after one to four years	219,433	219,941
Total	$470,171	$470,868
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of June 30, 2024 and December 31, 2023. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$31,147	$—	$31,147
Total cash equivalents	31,147	—	31,147
Marketable securities:
Certificates of deposit	—	15,402	15,402
Commercial paper	—	32,429	32,429
Corporate bonds	—	253,895	253,895
U.S. Treasury securities	—	56,981	56,981
U.S. Agency bonds	—	4,066	4,066
Asset-backed securities	—	40,808	40,808
Total marketable securities	—	403,581	403,581
Total cash equivalents and marketable securities	$31,147	$403,581	$434,728

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,572	$—	$32,572
Corporate bonds	—	1,696	1,696
Commercial paper	—	5,213	5,213
Total cash equivalents	32,572	6,909	39,481
Marketable securities:
Certificates of deposit	—	38,351	38,351
Commercial paper	—	71,365	71,365
Corporate bonds	—	227,146	227,146
U.S. Treasury securities	—	64,704	64,704
U.S. Agency bonds	—	29,868	29,868
Asset-backed securities	—	39,434	39,434
Total marketable securities	—	470,868	470,868
Total cash equivalents and marketable securities	$32,572	$477,777	$510,349
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

	As of June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,023	$14,023

	As of December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$7,011	$7,011
As of June 30, 2024 and December 31, 2023, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 6. Leases
The Company has entered into various non-cancellable office facility leases in various locations with original lease periods expiring between 2020 and 2029, with its primary office location in San Francisco, California. The Company entered into a lease consisting of multiple floors for its San Francisco headquarters in 2019, with a lease term through 2029. During the second quarter of 2024, the Company reassessed the lease term and elected to not utilize the optional extension period of the lease resulting in a reduction of the lease term and a decrease to its right-of-use assets and operating lease liabilities. In addition, as part of a restructuring plan, the Company decided to vacate and abandon certain floors of its leased headquarters in San Francisco in order to streamline operations and optimize its office space. The Company ceased occupying the floors in June 2024 and, as a result, the Company recorded impairment charges for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the second quarter of 2024. See Note 12 - Restructuring for further details. The Company's lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$2,333	$2,333	$4,666	$4,704
Short-term lease cost	522	415	1,048	813
Variable lease cost	904	868	1,501	1,312
Total	$3,759	$3,616	$7,215	$6,829
Other information related to the Company’s operating leases was as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,250	$5,097
ROU assets obtained in exchange for new operating lease liabilities	$—	$9,107
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—
Lease terms and discount rates for operating leases were as follows:

	As of June 30,
	2024	2023
Weighted average remaining lease term (in years)	4.8	8.8
Weighted average discount rate	6.9%	7.1%
As of June 30, 2024, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2024	$5,407
2025	10,977
2026	10,777
2027	10,586
2028	10,936
Thereafter	3,704
Total lease payments	52,387
Less: imputed interest	(7,686)
Present value of lease liabilities	44,701
Less: current operating lease liabilities	(8,048)
Long-term operating lease liabilities	$36,653
The table above does not include lease payments that were not fixed at commencement or lease modification.

Note 7. Commitments and Contingencies
Commitments
In June 2024, the Company entered into a three-year renewal contract with a third party hosting service provider resulting in a significant increase to its purchase commitments as of June 30, 2024.
As of June 30, 2024, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

Remainder of 2024	$18,761
2025	33,608
2026	32,798
Thereafter	15,139
Total	$100,306
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate.
The matter discussed below summarizes the Company’s current significant ongoing pending legal proceedings.
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The Company expects to receive an amended complaint on September 10, 2024.
On July 26, 2024, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants certain of the Company’s former and current officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint described above. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The Company and individual defendants have not yet been served.
The Company intends to vigorously defend against the claims in these actions. Given the procedural posture and the nature of such litigation matters, the Company is currently unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. Any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and six months ended June 30, 2024 and 2023, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of June 30, 2024 and December 31, 2023.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the six months ended June 30, 2024, the Company made one loan disbursement of $7.5 million. During the year ended December 31, 2023, the Company made one loan disbursement of $2.5 million. As of June 30, 2024, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
Note 8. Common Stock and Stockholders’ Equity
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended June 30, 2024 and 2023, no shares of Class A common stock were purchased under the 2021 ESPP. During the six months ended June 30, 2024 and 2023, 407,298 and 559,707 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three and six months ended June 30, 2024, the Company repurchased and retired 18,069,172 and 22,517,595 shares of Class A common stock at an average purchase price of $2.42 and $2.38 per share for an aggregate repurchase price of $43.7 million and $53.5 million, respectively. During the three and six months ended June 30, 2023, the Company did not repurchase or retire any shares of its Class A common stock. As of June 30, 2024, the Company had $119.3 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the six months ended June 30, 2024 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	47,858	$2.58	5.2	$8,196
Options granted	321	$2.05
Options exercised	(5,056)	$1.75
Options forfeited or expired	(13,791)	$3.16
Outstanding at June 30, 2024	29,332	$2.45	4.2	$20,300
Exercisable at June 30, 2024	25,029	$2.35	3.5	$19,096
Vested or expected to vest at June 30, 2024	29,332	$2.45	4.2	$20,300
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.23 per share and $1.32 per share during the six months ended June 30, 2024 and 2023, respectively.
The intrinsic value of the options exercised was $2.3 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

A summary of the Company’s RSU activity for the six months ended June 30, 2024 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	33,515	$2.64
RSUs granted	28,909	$2.14
RSUs vested	(10,657)	$2.47
RSUs forfeited	(9,826)	$2.67
Unvested at June 30, 2024	41,941	$2.33

Market-based PSUs
On April 3, 2024, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of approximately 5.0 million shares of the Company’s Class A common stock. The PSUs will vest based on stock price targets achieved over a four-year period. PSUs that have not vested at the end of the applicable performance period will be forfeited. The vesting of the award is subject to the grantee’s continuous employment with the Company as Chief Executive Officer or Executive Chair and other customary provisions pursuant to the Company’s 2021 Plan. The award had a grant date fair value of approximately $9.3 million, calculated using a Monte Carlo simulation model and recognized over the derived service period using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and six months ended June 30, 2024, the Company recognized approximately $1.2 million of stock-based compensation expense in connection with this award.
Valuation Assumptions
The following assumptions were used to calculate the fair value of stock option grants and market-based PSUs made during the following periods:

	Six Months Ended June 30,
	2024	2023
Stock Options
Expected volatility	67.7% - 68.0%	65.4% -66.8%
Expected term (in years)	5.0	5.9
Risk-free interest rate	3.8% - 4.6%	3.8%
Expected dividend yield	—	—
Fair value of common stock per share	$1.61 - $2.53	$1.91 - $2.73
Market-based PSUs
Expected volatility	66.8%	—
Expected term (in years)	5.0	—
Risk-free interest rate	4.3%	—
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$526	$846	$1,235	$1,476
Research and development	8,433	11,241	18,441	19,697
Sales and marketing	1,560	3,125	4,911	5,557
General and administrative	5,716	6,364	11,154	10,662
Total	$16,235	$21,576	$35,741	$37,392
As of June 30, 2024, there was $94.9 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(20,918)	$(21,863)	$(15,141)	$(20,262)	$(34,626)	$(36,416)	$(29,219)	$(39,900)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	189,763	198,327	160,763	215,133	190,163	199,991	158,299	216,170
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.11)	$(0.09)	$(0.09)	$(0.18)	$(0.18)	$(0.18)	$(0.18)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of June 30,
	2024	2023
Outstanding stock options	29,332	53,384
Unvested RSUs	41,941	34,282
Unvested early exercised stock options subject to repurchase	—	5
Shares issuable pursuant to the ESPP	1,271	2,121
Total	72,544	89,792
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
The Company recorded an income tax expense for the three months ended June 30, 2024 and 2023 of $0.3 million and $0.1 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the six months ended June 30, 2024 and 2023 of $0.5 million and $0.4 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$61,117	$54,460	$111,015	$101,275
International	2,175	2,429	5,423	5,385
Total	$63,292	$56,889	$116,438	$106,660

Substantially all of the Company’s long-lived assets are located in the United States.
Note 12. Restructuring
On April 24, 2024, the Company performed a restructuring intended to refocus the Company for future growth. The plan impacted 38 of the Company’s full-time employees. The Company incurred one-time charges of approximately $2.8 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits, and related costs. The execution of the plan was substantially complete by the end of the second quarter of 2024. In addition, in June 2024 the Company ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. As a result, the Company recorded impairment charges of $22.7 million for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
The following table summarizes the restructuring charges in the consolidated statements of operations for the three and six months ended June 30, 2024 (in thousands):

	Office Space Reductions (1)	Severance and Related Charges	Total
Research and development	$—	$250	$250
Sales and marketing	—	1,956	1,956
General and administrative	22,699	612	23,311
Total	$22,699	$2,818	$25,517
(1) Office space reductions are primarily non-cash and include impairment charges related to operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
Liabilities and remaining charges under the plan were $0.2 million as of June 30, 2024, included in accrued expenses and other current liabilities on the consolidated balance sheets.

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
Overview
Nextdoor is the essential neighborhood network, connecting users, businesses, and public agencies to the neighborhoods that matter to them. As a purpose-driven company, Nextdoor leverages technology to cultivate a kinder world where everyone has a neighborhood they can rely on — both online and in the real world. As of June 30, 2024, Nextdoor was in more than 335,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended June 30, 2024 are as follows:
•Weekly Active Users (“WAUs”) were 45.1 million, an increase of 8% compared to the three months ended June 30, 2023.
•Average revenue per weekly active user (“ARPU”) was $1.40, an increase of 3% compared to the three months ended June 30, 2023.
Financial Results as of and for the three and six months ended June 30, 2024 are as follows:
•Revenue for the three months ended June 30, 2024 was $63.3 million, an increase of 11% compared to the three months ended June 30, 2023. Revenue for the six months ended June 30, 2024 was $116.4 million, an increase of 9% compared to the six months ended June 30, 2023.
•Total costs and expenses for the three months ended June 30, 2024 were $112.3 million, an increase of 14% compared to the three months ended June 30, 2023. Total costs and expenses for the six months ended June 30, 2024 were $200.2 million, an increase of 7% compared to the six months ended June 30, 2023.
•Net loss for the three months ended June 30, 2024 increased 21% to $42.8 million, compared to $35.4 million for the three months ended June 30, 2023. Net loss for the six months ended June 30, 2024 increased 3% to $71.0 million, compared to $69.1 million for the six months ended June 30, 2023.
•Adjusted EBITDA loss for the three months ended June 30, 2024 decreased 68% to $6.0 million, compared to $18.6 million for the three months ended June 30, 2023. Adjusted EBITDA loss for the six months ended June 30, 2024 decreased 50% to $20.0 million, compared to $40.3 million for the six months ended June 30, 2023.
•Cash, cash equivalents, and marketable securities were $456.5 million as of June 30, 2024.
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
Weekly Active Users (WAU)
We define a WAU as a Nextdoor user who opens our application, logs on to our website, or engages with an email with monetizable content at least once during a defined 7-day period.1 We calculate average WAUs for a particular period by calculating the count of unique users, on a rolling basis for the past seven days, for each day of that period, and dividing that sum by the number of days in that period. W
1 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis or on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

e assess the health of our business by measuring WAUs because we believe that weekly usage best captures the cadence at which we expect a healthy user base to engage with, and derive the most utility from our platform, and by extension their neighborhood. We also present WAUs by geography because we are more advanced in engagement and monetization in the United States than internationally.
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
Our WAU for the three months ended June 30, 2024 and 2023 were 45.1 million and 41.6 million, respectively, which represents 8% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
36.9
38.3
40.0
42.4
41.6
40.4
41.8
43.4
45.1
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended June 30, 2024 and 2023 was $1.40 and $1.37, respectively, with the increase due to stronger revenue growth relative to WAU growth.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.48
$1.41
$1.33
$1.17
$1.37
$1.39
$1.33
$1.22
$1.40
Q2'22
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$63,292	$56,889	$116,438	$106,660
Costs and expenses(1):
Cost of revenue	10,280	10,438	20,258	20,351
Research and development	31,102	37,117	62,421	70,099
Sales and marketing	30,438	31,386	60,310	60,595
General and administrative	40,488	19,390	57,214	35,869
Total costs and expenses	112,308	98,331	200,203	186,914
Loss from operations	(49,016)	(41,442)	(83,765)	(80,254)
Interest income	6,409	6,356	13,255	11,869
Other income (expense), net	142	(193)	(17)	(309)
Loss before income taxes	(42,465)	(35,279)	(70,527)	(68,694)
Provision for income taxes	316	124	515	425
Net loss	$(42,781)	$(35,403)	$(71,042)	$(69,119)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$526	$846	$1,235	$1,476
Research and development	8,433	11,241	18,441	19,697
Sales and marketing	1,560	3,125	4,911	5,557
General and administrative	5,716	6,364	11,154	10,662
Total	$16,235	$21,576	$35,741	$37,392
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue)	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	16	18	17	19
Research and development	49	65	54	66
Sales and marketing	48	55	52	57
General and administrative	64	34	49	34
Total costs and expenses	177	173	172	175
Loss from operations	(77)	(73)	(72)	(75)
Interest income	10	11	11	11
Other income (expense), net	—	—	—	—
Loss before income taxes	(67)	(62)	(61)	(64)
Provision for income taxes	—	—	—	—
Net loss	(68)%	(62)%	(61)%	(65)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue	$63,292	$56,889	$6,403	11%	$116,438	$106,660	$9,778	9%
Revenue increased by $6.4 million, or 11%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase in advertiser demand for our product offerings, which was driven by increased marketer spending as well as increased user engagement as measured by an 8% increase in Q2 WAUs. ARPU increased 3% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023, reflecting stronger year-over-year revenue growth relative to WAU growth.
Revenue increased by $9.8 million, or 9%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase in advertiser demand for our product offerings, which was driven by increased marketer spending as well as increased user engagement as measured by an 8% increase in Q2 WAUs. Year-to-date ARPU increased 4% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, reflecting stronger year-over-year revenue growth relative to WAU growth.
Cost of revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$10,280	$10,438	$(158)	(2)%	$20,258	$20,351	$(93)	—%
Cost of revenue decreased by $0.2 million, or 2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $0.7 million decrease in allocated personnel-related costs, partially offset by a $0.5 million increase in third-party hosting costs.
Cost of revenue decreased by $0.1 million, or less than 1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $1.0 million decrease in allocated personnel-related costs, partially offset by a $0.4 million increase in third-party hosting costs and a $0.3 million increase in third-party costs associated with delivering and supporting our advertising products.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Research and development	$31,102	$37,117	$(6,015)	(16)%	$62,421	$70,099	$(7,678)	(11)%
Research and development expenses decreased by $6.0 million, or 16%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $6.5 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount, partially offset by a $0.5 million increase in third-party software costs.
Research and development expenses decreased by $7.7 million, or 11%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $8.5 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount, partially offset by a $1.0 million increase in third-party software costs.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Personnel-related and other	$22,500	$23,048	$(548)	(2)%	$43,416	$43,937	$(521)	(1)%
Brand and performance marketing	5,414	5,446	(32)	(1)%	11,557	11,037	520	5%
Neighbor services	2,524	2,892	(368)	(13)%	5,337	5,621	(284)	(5)%
Total sales and marketing	$30,438	$31,386	$(948)	(3)%	$60,310	$60,595	$(285)	—%
Sales and marketing expenses decreased by $0.9 million, or 3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a $0.5 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount and a $0.4 million decrease in neighbor services.
Sales and marketing expenses decreased by $0.3 million, or less than 1%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $0.5 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount and a $0.3 million decrease in neighbor services, partially offset by a $0.3 million increase in performance marketing costs for user acquisition and a $0.2 million increase in performance marketing costs to attract local businesses.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General and administrative	$40,488	$19,390	$21,098	109%	$57,214	$35,869	$21,345	60%
General and administrative expenses increased by $21.1 million, or 109%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to a $23.3 million increase in restructuring costs, inclusive of $22.7 million of impairment costs related to office space reductions, partially offset by a $0.5 million decrease in personnel-related costs primarily driven by a decrease in headcount, a $0.7 million decrease in professional fees, and a $0.4 million decrease in insurance expenses.
General and administrative expenses increased by $21.3 million, or 60%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to a $23.3 million increase in restructuring costs, inclusive of $22.7 million of impairment costs related to office space reductions, partially offset by a $0.9 million decrease in professional fees and a $0.7 million decrease in insurance expenses.
Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Interest income	$6,409	$6,356	$53	1%	$13,255	$11,869	$1,386	12%
Interest income increased by $0.1 million, or 1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by higher interest rates.
Interest income increased by $1.4 million, or 12%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by higher interest rates.

Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$142	$(193)	$335	NM	$(17)	$(309)	$292	(94)%
Other income (expense), net increased by $0.3 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other expense decreased by $0.3 million, or 94%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$316	$124	$192	155%	$515	$425	$90	21%
Provision for income taxes increased by $0.2 million, or 155%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase in foreign income tax expenses.
Provision for income taxes increased by $0.1 million, or 21%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to an increase in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $837.1 million as of June 30, 2024. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of June 30, 2024, we had $456.5 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the three and six months ended June 30, 2024, we repurchased and retired 18.1 million and 22.5 million shares of Class A common stock at an average purchase price of $2.42 and $2.38 per share for an aggregate repurchase price of $43.7 million and $53.5 million, respectively. As of June 30, 2024, we had $119.3 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(18,987)	$(26,049)
Net cash provided by investing activities	$61,399	$52,625
Net cash provided by (used in) financing activities	$(49,743)	$3,639
Operating activities
Cash used in operating activities during the six months ended June 30, 2024 was $19.0 million which resulted from a net loss of $71.0 million, adjusted for non-cash charges of $58.1 million and net cash outflows of $6.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $35.7 million of stock-based compensation expense, $22.8 million of non-cash impairment charges related to lease abandonment, and $2.5 million of depreciation and amortization expense, partially offset by $3.3 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $5.3 million decrease in accrued expenses and other liabilities, a $3.0 million decrease in operating lease liabilities due to lease payments, and a $1.9 million increase in accounts receivable. These amounts were partially offset by a $2.4 million decrease in operating lease right-of-use assets due to normal amortization, a $0.9 million increase in accounts payable, and a $0.8 million decrease in prepaid expenses and other assets.
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
Investing activities
Cash provided by investing activities for the six months ended June 30, 2024 was $61.4 million, which consisted of proceeds from maturities of marketable securities of $106.1 million and proceeds from sales of marketable securities of $91.2 million. This was partially offset by purchases of marketable securities of $128.3 million and a loan to Opportunity Finance Network of $7.5 million.
Cash provided by investing activities for the six months ended June 30, 2023 was $52.6 million, which consisted of proceeds from maturities of marketable securities of $306.8 million and proceeds from sales of marketable securities of $51.6 million. This was partially offset by purchases of marketable securities of $303.2 million and a loan to Opportunity Finance Network of $2.5 million.
Financing activities
Cash used in financing activities for the six months ended June 30, 2024 was $49.7 million, which consisted of repurchases of common stock of $53.5 million and tax withholdings on release of restricted stock units (“RSUs”) of $5.7 million. This was partially offset by proceeds from the exercise of stock options of $8.8 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(42,781)	$(35,403)	$(71,042)	$(69,119)
Depreciation and amortization	1,143	1,454	2,530	2,905
Stock-based compensation	16,235	21,576	35,741	37,392
Interest income	(6,409)	(6,356)	(13,255)	(11,869)
Provision for income taxes	316	124	515	425
Restructuring charges	25,517	—	25,517	—
Adjusted EBITDA	$(5,979)	$(18,605)	$(19,994)	$(40,266)
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
Interest Rate Risk
As of June 30, 2024, we had cash and cash equivalents of $53.0 million and marketable securities of $403.6 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 7, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the war in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the upcoming U.S. election, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on

us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to the upcoming U.S. election, health epidemics or pandemics, actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, inflation and changing interest rates;
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple launched its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser. ITP blocks some or all third-party cookies by default on mobile and desktop and ITP has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple introduced an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and may also affect our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Google recently went back on its plans to phase out third-party cookies, but is exploring ways to allow users to make browser-level privacy choices that could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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

If current and potential neighbors do not perceive their experience with the Nextdoor platform to be useful, the content generated on the platform to be valuable or relevant or the social connections with fellow neighbors to be worthwhile, we may not be able to attract new neighbors, retain existing neighbors or maintain or increase the frequency and duration of their engagement on our platform. In addition, if our existing neighbors decrease the frequency or duration of their engagement or the growth rate of our active neighbor base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new neighbors or retain current neighbors. We recently introduced our NEXT initiative, a planned complete transformation of our platform with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. We may expend significant resources and management bandwidth on the implementation of this initiative, but those efforts may not be successful and may not result in the expected benefits, including increased neighbor satisfaction or engagement, or added neighbors on our platform.

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
•failing to introduce platform enhancements that neighbors find engaging or if we introduce new features, terms, policies or procedures, or make changes to our platform, including changes we are implementing with our NEXT initiative, that are not favorably received by current or prospective neighbors;
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current war in Ukraine and in the Middle East), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial amount of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

We may continue to expand our international operations into more countries in the future, which will place additional demands on our resources and operations. The growth and expansion of our business has placed, and continues to place, a significant strain on our management, operations, and financial and technical infrastructure. In the event of further growth of our business or in the number of our third-party relationships, our information technology systems or our internal controls and procedures may not be adequate to support our operations.

Further, as we have grown, our business has become increasingly complex and requires more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the upcoming U.S. election, changing interest rates and inflation, and the war in Ukraine and the Middle East.

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in November 2023, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we executed a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. The restructuring plan was substantially completed by the end of the fourth quarter of 2023. On April 24, 2024, we performed an additional restructuring intended to refocus the Company for future growth. The plan impacted 38 of our full-time employees. The execution of the plan was substantially complete by the end of the second quarter of 2024. As part of the restructuring plan implemented in April 2024, the Company ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, our competitors may introduce AI technologies and features into their products and services that achieve greater market acceptance that ours. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of June 30, 2024, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 335,000 neighborhoods. We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability, including as a result of acts of war or terrorism, including the war in Ukraine and the Middle East;
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

We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Further, in November 2023, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we executed a restructuring plan, which included a restructuring and reduction of the current workforce by approximately 25%. The restructuring plan was substantially complete by the end of the fourth quarter of 2023. On April 24, 2024, we performed another restructuring intended to refocus the Company for future growth. The plan impacted 38 of our full-time employees. The execution of the plan was substantially complete by the end of the second quarter of 2024. As part of the restructuring plan implemented in April 2024, in June 2024, we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

Our future success also depends in large part on the continued services of senior management and other key personnel. In particular, we are dependent on the services of Nirav Tolia, our Chief Executive Officer and President, who is critical to the future vision and strategic direction of our business. We rely on our senior management team and key employees in the areas of engineering, sales and product development, design, marketing, operations, strategy, security, and general and administrative functions. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel that we need, our business, operating results, and financial condition could be adversely affected.

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

The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our platform, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. This mandatory disclosure can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, the release of iOS 14.5 brought with it a number of new changes, including the need for neighbors using the app to opt in before their identifier for advertisers (“IDFA”) can be accessed by an app (which came into effect in April 2021). Apple’s IDFA is a string of numbers and letters assigned to Apple devices which advertisers use to identify app users to deliver personalized and targeted advertising. As a consequence, the ability of advertisers to accurately target and measure their advertising campaigns at the neighbor level will depend on the opt-in rate to grant IDFA access and if the opt-in rate is low, advertisers’ ability to target and measure advertising campaigns on the Nextdoor platform may become significantly limited. We did not observe any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to the introduction of IDFA during the six months ended June 30, 2024, though we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes. Further, in May 2022, Apple introduced changes for the Apple mail client available on its operating systems, which have impacted, and are expected to continue to impact our ability to track individual users and devices, and measure the effectiveness of our advertisements. As a result, advertisers may find our products less appealing and may seek alternative platforms on which to run their advertising campaigns.
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
Our disclosures on environmental, social, and governance (“ESG”) matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has adopted and subsequently imposed a voluntary stay on the implementation of additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Moreover, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. California also recently enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state to make certain climate-related claims and to provide enhanced disclosures around the achievement of such claims. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. If and when the stay on the SEC proposals is lifted, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.

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

•changes in domestic and global business and macroeconomic conditions, including actual or perceived instability in the global banking system, potential recession, the upcoming U.S. election, local and national elections, the continued rise of inflation, changing interest rates, and the war in Ukraine and the Middle East;

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
•the use of our cash, cash equivalents, and marketable securities, including to repurchase shares of our outstanding Class A common stock or to make acquisitions or investments;
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $71.0 million and $69.1 million for the six months ended June 30, 2024 and 2023, respectively. We have an accumulated deficit of $837.1 million as of June 30, 2024. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in November 2023 and April 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
If we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. A substantial majority of our revenues to date have been denominated in U.S. dollars and, therefore, we have not historically been subject to foreign currency risk. In addition, as we continue to expand internationally, we expect to incur increased expenses for employee compensation and other operating expenses at non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of June 30, 2024, we had $119.3 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
In the United States, we are subject to numerous federal, state and local data privacy and security laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved the CPRA, which amended the CCPA and became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. We are subject to several state privacy laws in the United States and anticipate additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data and a comprehensive federal privacy bill, which includes a private right of action for violations, has been proposed and is under review by the U.S. House of Representatives. Compliance with these laws and any newly enacted privacy and data security laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

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
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom. After years of uncertainty following the July 16, 2020 decision of the Court of Justice of the European Union (the “CJEU”) invalidating the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), on July 10, 2023 the European Commission adopted its adequacy decision for the new EU-U.S. Data Privacy Framework (“DPF”). The DPF creates a path forward for personal data to be transferred from the EU to the United States for U.S. entities that have self-certified with the U.S. Department of Commerce. Nextdoor has been a participant in the DPF and UK Extension to the DPF since July 17, 2024 when its self-certification was approved.
We are also subject to evolving EU and U.K. privacy laws on cookies and e-marketing. In the EU and the U.K., regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the U.K., informed consent is required for the placement of certain cookies or similar technologies on a user’s device and for direct electronic marketing and (under the UK GDPR and the GDPR) valid consent is tightly defined, including, a prohibition on pre-checked consents and, in the context of cookies, a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act, which aims to introduce a common regulatory and legal framework for AI, was officially published on July 12, 2024 and comes into effect on August 1, 2024. The EU Artificial Intelligence Act will regulate AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from recessions, rising inflation, changing interest rates, local and national elections, actual or perceived instability in the global banking system, international currency fluctuations, corruption, political instability and acts of war or terrorism, such as the war in Ukraine and in the Middle East.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of June 30, 2024. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2024, we had 187,107,444 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
April 1, 2024 to April 30, 2024	3,068,712	$2.08	3,068,712	$156,637
May 1, 2024 to May 31, 2024	5,593,130	$2.42	5,593,130	$143,090
June 1, 2024 to June 30, 2024	9,407,330	$2.53	9,407,330	$119,283
Total	18,069,172		18,069,172
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the six months ended June 30, 2024, two of our Section 16 officers adopted Rule 10b5-1 Plans. All such Rule 10b5-1 Plans were entered into during an open trading window in accordance with our Insider Trading Policy.

On May 8, 2024, John Orta, our former Head of Legal & Corporate Development and Secretary, terminated a Rule 10b5-1 Plan which was originally adopted on March 2, 2023.
On March 7, 2024, Matt Anderson, our Chief Financial Officer and Treasurer, entered into a Rule 10b5-1 Plan (the “Anderson March 2024 Plan”) providing for the potential sale of up to 442,311 shares of Class A common stock owned by Mr. Anderson, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Anderson March 2024 Plan, between an estimated start date of June 6, 2024 and May 30, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Anderson March 2024 Plan or the occurrence of certain events set forth therein. The Anderson March 2024 Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Anderson March 2024 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
On June 4, 2024, Mr. Anderson terminated the Anderson March 2024 Plan and subsequently entered into another Rule 10b5-1 Plan (the “Anderson June 2024 Plan”) providing for the potential sale of up to 343,864 shares of Class A common stock owned by Mr. Anderson, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Anderson June 2024 Plan, between an estimated start date of September 6, 2024 and May 30, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Anderson June 2024 Plan or the occurrence of certain events set forth therein. The Anderson June 2024 Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Anderson June 2024 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
On May 31, 2024, Sophia Schwartz, our General Counsel and Secretary, terminated a Rule 10b5-1 Plan which was originally adopted on March 7, 2024, prior to Ms. Schwartz’ appointment as our General Counsel and Secretary.
On June 6, 2024, Ms. Schwartz entered into a Rule 10b5-1 Plan (the “Schwartz Plan”) providing for the potential sale of up to 337,061 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Schwartz Plan, between an estimated start date of September 5, 2024 and December 31, 2024, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Schwartz Plan or the occurrence of certain events set forth therein. The Schwartz Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Schwartz Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
During the six months ended June 30, 2024, no other Section 16 officers and directors adopted or terminated a Rule 10b5-1 Plan.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation, filed June 18, 2024	8-K	3.1	6/21/2024
10.1+	Separation Agreement, dated May 8, 2024, by and between Nextdoor Holdings, Inc. and Heidi Andersen
10.2+	Separation Agreement, dated May 8, 2024, by and between Nextdoor Holdings, Inc. and John Orta
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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
Date: August 7, 2024

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Matt Anderson
Name:	Matt Anderson
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)