Form 10-Q
period 2024-09-30
Nextdoor Holdings, Inc.
filed 2024-11-06
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 4, 2024, there were 215,474,726 shares of the registrant’s Class A common stock outstanding and 166,668,386 shares of the registrant’s Class B common stock outstanding.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to the 2024 U.S. election, turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation, and changing interest rates;

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of September 30,	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,700	$60,233
Marketable securities	375,045	470,868
Accounts receivable, net of allowance of $425 and $385 as of September 30, 2024 and December 31, 2023, respectively	29,514	26,233
Prepaid expenses and other current assets	14,729	9,606
Total current assets	468,988	566,940
Restricted cash, non-current	11,171	11,171
Property and equipment, net	3,196	8,082
Operating lease right-of-use assets	15,126	56,968
Intangible assets, net	311	1,301
Goodwill	1,211	1,211
Other assets	17,660	8,891
Total assets	$517,663	$654,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$239	$1,895
Operating lease liabilities, current	8,269	6,208
Accrued expenses and other current liabilities	18,248	27,308
Total current liabilities	26,756	35,411
Operating lease liabilities, non-current	34,471	60,378
Other liabilities, non-current	391	218
Total liabilities	61,618	96,007
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 212,189 and 186,415 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	21	19
Class B common stock, $0.0001 par value; 500,000 shares authorized, 164,900 and 201,960 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17	20
Additional paid-in capital	1,305,704	1,323,595
Accumulated other comprehensive income	2,263	943
Accumulated deficit	(851,960)	(766,020)
Total stockholders’ equity	456,045	558,557
Total liabilities and stockholders’ equity	$517,663	$654,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$65,610	$56,092	$182,048	$162,752
Costs and expenses:
Cost of revenue	11,129	10,723	31,387	31,074
Research and development	31,897	39,649	94,318	109,748
Sales and marketing	26,158	30,564	86,468	91,159
General and administrative	17,203	19,532	74,417	55,401
Total costs and expenses	86,387	100,468	286,590	287,382
Loss from operations	(20,777)	(44,376)	(104,542)	(124,630)
Interest income	5,804	6,766	19,059	18,635
Other income (expense), net	243	(217)	226	(526)
Loss before income taxes	(14,730)	(37,827)	(85,257)	(106,521)
Provision for income taxes	168	289	683	714
Net loss	$(14,898)	$(38,116)	$(85,940)	$(107,235)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.04)	$(0.10)	$(0.22)	$(0.28)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	378,437	381,482	386,220	376,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,898)	$(38,116)	$(85,940)	$(107,235)
Other comprehensive income (loss):
Foreign currency translation adjustments	30	29	88	72
Change in unrealized gain (loss) on available-for-sale marketable securities	2,489	21	1,232	(88)
Total other comprehensive income (loss)	$2,519	$50	$1,320	$(16)
Comprehensive loss	$(12,379)	$(38,066)	$(84,620)	$(107,251)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314
Release of restricted stock units	3,830	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(5,653)	—	—	(5,653)
Repurchase of common stock	(7,520)	—	—	—	(19,815)	—	—	(19,815)
Conversion from Class B to Class A common stock	27,198	2	(27,198)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,272	—	—	—	2,670	—	—	2,670
Issuance of common stock under employee stock purchase plan	302	—	—	—	468	—	—	468
Stock-based compensation	—	—	—	—	18,440	—	—	18,440
Other comprehensive income	—	—	—	—	—	2,519	—	2,519
Net loss	—	—	—	—	—	—	(14,898)	(14,898)
Balances as of September 30, 2024	212,189	$21	164,900	$17	$1,305,704	$2,263	$(851,960)	$456,045

	Three Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2023	168,422	$17	209,194	$21	$1,272,676	$(2,262)	$(687,374)	$583,078
Release of restricted stock units	3,704	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(237)	—	—	(237)
Conversion from Class B to Class A common stock	7,277	1	(7,277)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	229	—	1,500	—	4,113	—	—	4,113
Issuance of common stock under employee stock purchase plan	472	—	—	—	940	—	—	940
Vesting of early exercised stock options	—	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	23,343	—	—	23,343
Other comprehensive income	—	—	—	—	—	50	—	50
Net loss	—	—	—	—	—	—	(38,116)	(38,116)
Balances as of September 30, 2023	180,104	$18	203,417	$20	$1,300,845	$(2,212)	$(725,490)	$573,181

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units	11,713	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(11,353)	—	—	(11,353)
Repurchase of common stock	(30,037)	(3)	—	—	(73,297)	—	—	(73,300)
Conversion from Class B to Class A common stock	37,060	3	(37,060)	(3)	—	—	—	—
Issuance of common stock upon exercise of stock options	6,328	1	—	—	11,504	—	—	11,505
Issuance of common stock under employee stock purchase plan	710	1	—	—	1,074	—	—	1,075
Stock-based compensation	—	—	—	—	54,181	—	—	54,181
Other comprehensive income	—	—	—	—	—	1,320	—	1,320
Net loss	—	—	—	—	—	—	(85,940)	(85,940)
Balances as of September 30, 2024	212,189	$21	164,900	$17	$1,305,704	$2,263	$(851,960)	$456,045

	Nine Months Ended September 30, 2023
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	153,693	$15	218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units	7,757	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units			—	—	(237)	—	—	(237)
Conversion from Class B to Class A common stock	16,112	2	(16,112)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,510	—	1,500	—	6,676	—	—	6,676
Issuance of common stock under employee stock purchase plan	1,032	1	—	—	2,015	—	—	2,016
Vesting of early exercised stock options	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	—	60,735	—	—	60,735
Other comprehensive loss	—	—	—	—	—	(16)	—	(16)
Net loss	—	—	—	—	—	—	(107,235)	(107,235)
Balances as of September 30, 2023	180,104	$18	203,417	$20	$1,300,845	$(2,212)	$(725,490)	$573,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(85,940)	$(107,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,307	4,356
Stock-based compensation	54,181	60,735
Non-cash impairment charges related to lease abandonment	22,760	—
Accretion of investments	(4,858)	(6,505)
Other	830	320
Changes in operating assets and liabilities:
Accounts receivable, net	(3,423)	(296)
Prepaid expenses and other assets	(6,392)	2,815
Operating lease right-of-use assets	3,050	3,539
Accounts payable	(1,656)	(1,228)
Operating lease liabilities	(4,931)	(4,230)
Accrued expenses and other liabilities	(8,886)	3,393
Net cash used in operating activities	(31,958)	(44,336)
Cash flows from investing activities
Purchases of property and equipment	(315)	(268)
Purchases of marketable securities	(195,627)	(454,897)
Sales of marketable securities	138,443	81,266
Maturities of marketable securities	158,409	416,587
Loan to Opportunity Finance Network	(7,500)	(2,500)
Net cash provided by investing activities	93,410	40,188
Cash flows from financing activities
Proceeds from exercise of stock options	11,505	6,676
Proceeds from issuance of common stock under employee stock purchase plan	1,075	2,016
Tax withholdings on release of restricted stock units	(11,353)	(237)
Repurchase of common stock	(73,300)	—
Net cash provided by (used in) financing activities	(72,073)	8,455
Effect of exchange rate changes on cash and cash equivalents	88	72
Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,533)	4,379
Cash, cash equivalents, and restricted cash at beginning of period	71,404	55,236
Cash, cash equivalents, and restricted cash at end of period	$60,871	$59,615
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$49,700	$48,444
Restricted cash, non-current	11,171	11,171
Total cash, cash equivalents, and restricted cash	$60,871	$59,615
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$—	$174
Lease liabilities arising from obtaining right-of-use assets	$—	$10,665
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Estimates include, but are not limited to, valuation of financial instruments, valuation of stock-based awards, revenue recognition, collectability of accounts receivable, valuation of acquired intangible assets and goodwill, useful lives of intangible assets, useful lives of property and equipment, the incremental borrowing rate applied in lease accounting, income taxes and deferred income tax assets and associated valuation allowances. The Company bases these estimates and assumptions on historical experience and various other assumptions that it considers reasonable. The actual results could differ materially from these estimates.
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of September 30, 2024 and December 31, 2023, deferred revenue was $6.6 million and $8.3 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each period was $4.1 million and $2.8 million, respectively. For the nine months ended September 30, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each period was $5.9 million and $2.9 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$31,809	$—	$—	$31,809
Total cash equivalents	31,809	—	—	31,809
Marketable securities:
Certificates of deposit	3,719	4	—	3,723
Commercial paper	16,782	53	—	16,835
Corporate bonds	265,788	1,549	(20)	267,317
U.S. Treasury securities	49,660	122	(14)	49,768
Asset-backed securities	37,167	236	(1)	37,402
Total marketable securities	373,116	1,964	(35)	375,045
Total	$404,925	$1,964	$(35)	$406,854

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,572	$—	$—	$32,572
Corporate bonds	1,696	—	—	1,696
Commercial paper	5,216	—	(3)	5,213
Total cash equivalents	39,484	—	(3)	39,481
Marketable securities:
Certificates of deposit	38,253	98	—	38,351
Commercial paper	71,263	110	(8)	71,365
Corporate bonds	226,495	851	(200)	227,146
U.S. Treasury securities	64,952	15	(263)	64,704
U.S. Agency bonds	29,918	—	(50)	29,868
Asset-backed securities	39,290	157	(13)	39,434
Total marketable securities	470,171	1,231	(534)	470,868
Total	$509,655	$1,231	$(537)	$510,349
All marketable securities are designated as available-for-sale securities as of September 30, 2024 and December 31, 2023.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$1,138	$—	$—	$—	$1,138	$—
Corporate bonds	26,848	(16)	3,052	(4)	29,900	(20)
U.S. Treasury securities	4,969	(6)	5,486	(8)	10,455	(14)
Asset-backed securities	970	—	185	(1)	1,155	(1)
Total	$33,925	$(22)	$8,723	$(13)	$42,648	$(35)

	As of December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$23,410	$(11)	$—	$—	$23,410	$(11)
Corporate bonds	46,728	(133)	17,763	(67)	64,491	(200)
U.S. Treasury securities	57,471	(263)	—	—	57,471	(263)
U.S. Agency bonds	26,662	(50)	—	—	26,662	(50)
Asset-backed securities	6,276	(2)	1,237	(11)	7,513	(13)
Total	$160,547	$(459)	$19,000	$(78)	$179,547	$(537)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$202,579	$203,231
Due after one to four years	170,537	171,814
Total	$373,116	$375,045

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250,738	$250,927
Due after one to four years	219,433	219,941
Total	$470,171	$470,868
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of September 30, 2024 and December 31, 2023. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$31,809	$—	$31,809
Total cash equivalents	31,809	—	31,809
Marketable securities:
Certificates of deposit	—	3,723	3,723
Commercial paper	—	16,835	16,835
Corporate bonds	—	267,317	267,317
U.S. Treasury securities	—	49,768	49,768
Asset-backed securities	—	37,402	37,402
Total marketable securities	—	375,045	375,045
Total cash equivalents and marketable securities	$31,809	$375,045	$406,854

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,572	$—	$32,572
Corporate bonds	—	1,696	1,696
Commercial paper	—	5,213	5,213
Total cash equivalents	32,572	6,909	39,481
Marketable securities:
Certificates of deposit	—	38,351	38,351
Commercial paper	—	71,365	71,365
Corporate bonds	—	227,146	227,146
U.S. Treasury securities	—	64,704	64,704
U.S. Agency bonds	—	29,868	29,868
Asset-backed securities	—	39,434	39,434
Total marketable securities	—	470,868	470,868
Total cash equivalents and marketable securities	$32,572	$477,777	$510,349
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

	As of September 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,049	$14,049

	As of December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$7,011	$7,011
As of September 30, 2024 and December 31, 2023, there were no other financial instruments or liabilities that were not recorded at fair value.

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
The components of lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$1,407	$2,333	$6,073	$7,037
Short-term lease cost	522	545	1,570	1,358
Variable lease cost	571	645	2,072	1,959
Total	$2,500	$3,523	$9,715	$10,354
Other information related to the Company’s operating leases was as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,953	$7,722
ROU assets obtained in exchange for new operating lease liabilities	$—	$9,107
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—
Lease terms and discount rates for operating leases were as follows:

	As of September 30,
	2024	2023
Weighted average remaining lease term (in years)	4.6	8.6
Weighted average discount rate	6.9%	7.1%
As of September 30, 2024, future minimum lease payments under operating leases were as follows (in thousands):

Remainder of 2024	$2,704
2025	10,977
2026	10,777
2027	10,586
2028	10,936
Thereafter	3,704
Total lease payments	49,684
Less: imputed interest	(6,944)
Present value of lease liabilities	42,740
Less: current operating lease liabilities	(8,269)
Long-term operating lease liabilities	$34,471
The table above does not include lease payments that were not fixed at commencement or lease modification.

Note 7. Commitments and Contingencies
Commitments
In June 2024, the Company entered into a three-year renewal contract with a third party hosting service provider resulting in a significant increase to its purchase commitments, included in the table below.
As of September 30, 2024, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

Remainder of 2024	$5,416
2025	33,608
2026	32,798
Thereafter	15,139
Total	$86,961
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
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024.
On July 26, 2024, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants certain of the Company’s former and current officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint described above. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The lawsuit is currently stayed.
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
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. Both complaints are brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The complaints allege that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The complaints also allege claims for unjust enrichment. The complaints seek damages, disgorgement, attorneys’ fees, and other costs.

The time for defendants to respond to the complaints has not yet passed. The Company intends to vigorously defend against the claims in these actions. Given the procedural posture and the nature of such litigation matters, the Company is currently unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. Any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and nine months ended September 30, 2024 and 2023, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of September 30, 2024 and December 31, 2023.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the nine months ended September 30, 2024, the Company made one loan disbursement of $7.5 million. During the year ended December 31, 2023, the Company made one loan disbursement of $2.5 million. As of September 30, 2024, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021

ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended September 30, 2024 and 2023, 302,339 and 472,606 shares of Class A common stock were purchased under the 2021 ESPP, respectively. During the nine months ended September 30, 2024 and 2023, 709,637 and 1,032,313 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three and nine months ended September 30, 2024, the Company repurchased and retired 7,519,763 and 30,037,358 shares of Class A common stock at an average purchase price of $2.64 and $2.44 per share for an aggregate repurchase price of $19.8 million and $73.3 million, respectively. During the three and nine months ended September 30, 2023, the Company did not repurchase or retire any shares of its Class A common stock. As of September 30, 2024, the Company had $99.5 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2024 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	47,858	$2.58	5.2	$8,196
Options granted	321	$2.05
Options exercised	(6,328)	$1.82
Options forfeited or expired	(14,722)	$3.27
Outstanding at September 30, 2024	27,129	$2.38	4.2	$12,696
Exercisable at September 30, 2024	23,478	$2.31	3.6	$11,988
Vested or expected to vest at September 30, 2024	27,129	$2.38	4.2	$12,696

The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.23 per share and $1.45 per share during the nine months ended September 30, 2024 and 2023, respectively.
The intrinsic value of the options exercised was $3.0 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

A summary of the Company’s RSU activity for the nine months ended September 30, 2024 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	33,515	$2.64
RSUs granted	39,021	$2.25
RSUs vested	(16,541)	$2.47
RSUs forfeited	(11,718)	$2.64
Unvested at September 30, 2024	44,277	$2.36

Market-based PSUs
On April 3, 2024, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of approximately 5.0 million shares of the Company’s Class A common stock. The PSUs will vest based on stock price targets achieved over a four-year period. PSUs that have not vested at the end of the applicable performance period will be forfeited. The vesting of the award is subject to the grantee’s continuous employment with the Company as Chief Executive Officer or Executive Chair and other customary provisions pursuant to the Company’s 2021 Plan. The award had a grant date fair value of approximately $9.3 million, calculated using a Monte Carlo simulation model and recognized over the derived service period using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the three and nine months ended September 30, 2024, the Company recognized approximately $1.3 million and $2.5 million of stock-based compensation expense in connection with this award, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of stock option grants and market-based PSUs made during the following periods:

	Nine Months Ended September 30,
	2024	2023
Stock Options
Expected volatility	67.7% - 68.0%	64.9% -72.7%
Expected term (in years)	5.0	5.0 - 6.2
Risk-free interest rate	3.8% - 4.6%	3.4% - 4.3%
Expected dividend yield	—	—
Fair value of common stock per share	$1.61 - $2.53	$1.91 - $3.31
Market-based PSUs
Expected volatility	66.8%	—
Expected term (in years)	5.0	—
Risk-free interest rate	4.3%	—
Expected dividend yield	—	—

Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$729	$835	$1,964	$2,311
Research and development	9,776	12,107	28,217	31,804
Sales and marketing	2,233	3,582	7,144	9,140
General and administrative	5,702	6,819	16,856	17,480
Total	$18,440	$23,343	$54,181	$60,735
As of September 30, 2024, there was $97.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(7,870)	$(7,028)	$(17,663)	$(20,453)	$(43,043)	$(42,897)	$(46,819)	$(60,416)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	199,912	178,525	176,780	204,702	193,437	192,783	164,527	212,305
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.10)	$(0.10)	$(0.22)	$(0.22)	$(0.28)	$(0.28)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of September 30,
	2024	2023
Outstanding stock options	27,129	51,710
Unvested RSUs	44,277	31,540
Shares issuable pursuant to the ESPP	1,441	2,481
Total	72,847	85,731
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
The Company recorded an income tax expense for the three months ended September 30, 2024 and 2023 of $0.2 million and $0.3 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the nine months ended September 30, 2024 and 2023 of $0.7 million and $0.7 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Geographical Information
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$63,343	$52,964	$174,359	$154,239
International	2,267	3,128	7,689	8,513
Total	$65,610	$56,092	$182,048	$162,752

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
No restructuring charges were incurred in the three months ended September 30, 2024. The following table summarizes the restructuring charges in the consolidated statements of operations for the nine months ended September 30, 2024 (in thousands).

	Office Space Reductions (1)	Severance and Related Charges	Total
Research and development	$—	$250	$250
Sales and marketing	—	1,956	1,956
General and administrative	22,699	612	23,311
Total	$22,699	$2,818	$25,517
(1) Office space reductions are primarily non-cash and include impairment charges related to operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
Liabilities and remaining charges under the plan were immaterial as of September 30, 2024, included in accrued expenses and other current liabilities on the consolidated balance sheets.

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
Overview
Nextdoor is the essential neighborhood network, connecting users, businesses, and public agencies to the neighborhoods that matter to them. As a purpose-driven company, Nextdoor leverages technology to cultivate a kinder world where everyone has a neighborhood they can rely on — both online and in the real world. As of September 30, 2024, Nextdoor was in more than 340,000 neighborhoods around the world and in 1 in 3 households in the United States.
Key business metrics for the three months ended September 30, 2024 are as follows:
•Weekly Active Users (“WAUs”) were 45.9 million, an increase of 13% compared to the three months ended September 30, 2023.
•Average revenue per weekly active user (“ARPU”) was $1.43, an increase of 3% compared to the three months ended September 30, 2023.
Financial Results as of and for the three and nine months ended September 30, 2024 are as follows:
•Revenue for the three months ended September 30, 2024 was $65.6 million, an increase of 17% compared to the three months ended September 30, 2023. Revenue for the nine months ended September 30, 2024 was $182.0 million, an increase of 12% compared to the nine months ended September 30, 2023.
•Total costs and expenses for the three months ended September 30, 2024 were $86.4 million, a decrease of 14% compared to the three months ended September 30, 2023. Total costs and expenses for the nine months ended September 30, 2024 were $286.6 million, a decrease of less than 1% compared to the nine months ended September 30, 2023.
•Net loss for the three months ended September 30, 2024 decreased 61% to $14.9 million, compared to $38.1 million for the three months ended September 30, 2023. Net loss for the nine months ended September 30, 2024 decreased 20% to $85.9 million, compared to $107.2 million for the nine months ended September 30, 2023.
•Adjusted EBITDA loss for the three months ended September 30, 2024 decreased 93% to $1.3 million, compared to $19.8 million for the three months ended September 30, 2023. Adjusted EBITDA loss for the nine months ended September 30, 2024 decreased 65% to $21.3 million, compared to $60.1 million for the nine months ended September 30, 2023.
•Cash, cash equivalents, and marketable securities were $424.7 million as of September 30, 2024.
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
Our WAU for the three months ended September 30, 2024 and 2023 were 45.9 million and 40.4 million, respectively, which represents 13% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
38.3
40.0
42.4
41.6
40.4
41.8
43.4
45.1
45.9
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

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
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended September 30, 2024 and 2023 was $1.43 and $1.39, respectively, with the increase due to growth in both revenue and WAU.

Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.41
$1.33
$1.17
$1.37
$1.39
$1.33
$1.22
$1.40
$1.43
Q3'22
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24

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
Performance marketing costs related to user acquisition largely consist of the distribution of mailed invitations and digital advertising. Performance marketing costs related to small and mid-sized customer acquisition largely consists of digital advertising and, to a lesser extent, direct mail campaigns. Fluctuations in our performance marketing expenses are driven by a variety of factors, including but not limited to: our target geographies, whether we are acquiring users or businesses, assessment of return on investment of marketing spend, strategic priorities, and seasonal factors.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$65,610	$56,092	$182,048	$162,752
Costs and expenses(1):
Cost of revenue	11,129	10,723	31,387	31,074
Research and development	31,897	39,649	94,318	109,748
Sales and marketing	26,158	30,564	86,468	91,159
General and administrative	17,203	19,532	74,417	55,401
Total costs and expenses	86,387	100,468	286,590	287,382
Loss from operations	(20,777)	(44,376)	(104,542)	(124,630)
Interest income	5,804	6,766	19,059	18,635
Other income (expense), net	243	(217)	226	(526)
Loss before income taxes	(14,730)	(37,827)	(85,257)	(106,521)
Provision for income taxes	168	289	683	714
Net loss	$(14,898)	$(38,116)	$(85,940)	$(107,235)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$729	$835	$1,964	$2,311
Research and development	9,776	12,107	28,217	31,804
Sales and marketing	2,233	3,582	7,144	9,140
General and administrative	5,702	6,819	16,856	17,480
Total	$18,440	$23,343	$54,181	$60,735
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue)	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	19	17	19
Research and development	49	71	52	67
Sales and marketing	40	54	47	56
General and administrative	26	35	41	34
Total costs and expenses	132	179	157	177
Loss from operations	(32)	(79)	(57)	(77)
Interest income	9	12	10	11
Other income (expense), net	—	—	—	—
Loss before income taxes	(22)	(67)	(47)	(65)
Provision for income taxes	—	1	—	—
Net loss	(23)%	(68)%	(47)%	(66)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Revenue	$65,610	$56,092	$9,518	17%	$182,048	$162,752	$19,296	12%
Revenue increased by $9.5 million, or 17%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to increased advertiser spending as well as increased user engagement as measured by a 13% increase in Q3 WAUs. ARPU increased 3% in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, reflecting year-over-year growth in both revenue and WAUs.
Revenue increased by $19.3 million, or 12%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increased advertiser spending as well as increased user engagement as measured by a 13% increase in Q3 WAUs. Year-to-date ARPU increased 4% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, reflecting year-over-year growth in both revenue and WAUs.
Cost of revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Cost of revenue	$11,129	$10,723	$406	4%	$31,387	$31,074	$313	1%
Cost of revenue increased by $0.4 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $0.5 million increase in third-party hosting costs.
Cost of revenue increased by $0.3 million, or 1%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $0.8 million increase in third-party hosting costs and a $0.6 million increase in third-party costs associated with delivering and supporting our advertising product, partially offset by a $1.2 million decrease in allocated personnel-related costs.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Research and development	$31,897	$39,649	$(7,752)	(20)%	$94,318	$109,748	$(15,430)	(14)%
Research and development expenses decreased by $7.8 million, or 20%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $7.1 million decrease in personnel-related costs, primarily driven by a decrease in headcount, and a $0.5 million decrease in allocated overhead costs driven by the decrease in headcount.
Research and development expenses decreased by $15.4 million, or 14%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $15.6 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Personnel-related and other	$17,155	$23,594	$(6,439)	(27)%	$60,571	$67,531	$(6,960)	(10)%
Brand and performance marketing	6,322	3,925	2,397	61%	17,880	14,961	2,919	20%
Neighbor services	2,681	3,045	(364)	(12)%	8,017	8,667	(650)	(7)%
Total sales and marketing	$26,158	$30,564	$(4,406)	(14)%	$86,468	$91,159	$(4,691)	(5)%
Sales and marketing expenses decreased by $4.4 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $6.4 million decrease in personnel-related costs, primarily driven by a decrease in headcount, and a $0.4 million decrease in neighbor services, partially offset by a $1.3 million increase in performance marketing costs to attract local businesses and a $1.1 million increase in performance marketing costs for user acquisition.
Sales and marketing expenses decreased by $4.7 million, or 5%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a $7.0 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in headcount, and a $0.7 million decrease in neighbor services, partially offset by a $1.6 million increase in performance marketing costs to attract local businesses and a $1.3 million increase in performance marketing costs for user acquisition.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
General and administrative	$17,203	$19,532	$(2,329)	(12)%	$74,417	$55,401	$19,016	34%
General and administrative expenses decreased by $2.3 million, or 12%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a $1.9 million decrease in personnel-related costs primarily driven by a decrease in headcount and a $0.4 million decrease in insurance expenses.
General and administrative expenses increased by $19.0 million, or 34%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $23.3 million increase in restructuring costs, inclusive of $22.7 million of impairment costs related to office space reductions, partially offset by a $1.7 million decrease in personnel-related costs primarily driven by a decrease in headcount, a $1.1 million decrease in insurance expenses, and a $0.9 million decrease in professional fees.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Interest income	$5,804	$6,766	$(962)	(14)%	$19,059	$18,635	$424	2%
Interest income decreased by $1.0 million, or 14%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was driven by lower returns on marketable securities as a result of lower invested balances partially offset by higher interest rates.

Interest income increased by $0.4 million, or 2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was driven by higher returns on marketable securities as a result of higher interest rates partially offset by lower invested balances.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Other income (expense), net	$243	$(217)	$460	NM	$226	$(526)	$752	NM
Other income (expense), net increased by $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other income (expense), net increased by $0.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Provision for income taxes	$168	$289	$(121)	(42)%	$683	$714	$(31)	(4)%
Provision for income taxes decreased by $0.1 million, or 42%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease in foreign income tax expenses.
Provision for income taxes decreased by less than $0.1 million, or 4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $852.0 million as of September 30, 2024. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of September 30, 2024, we had $424.7 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the three and nine months ended September 30, 2024, we repurchased and retired 7.5 million and 30.0 million shares of Class A common stock at an average purchase price of $2.64 and $2.44 per share for an aggregate repurchase price of $19.8 million and $73.3 million, respectively. As of September 30, 2024, we had $99.5 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(31,958)	$(44,336)
Net cash provided by investing activities	$93,410	$40,188
Net cash provided by (used in) financing activities	$(72,073)	$8,455
Operating activities
Cash used in operating activities during the nine months ended September 30, 2024 was $32.0 million which resulted from a net loss of $85.9 million, adjusted for non-cash charges of $76.2 million and net cash outflows of $22.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $54.2 million of stock-based compensation expense, $22.8 million of non-cash impairment charges related to lease abandonment, and $3.3 million of depreciation and amortization expense, partially offset by $4.9 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to an $8.9 million decrease in accrued expenses and other liabilities, a $6.4 million increase in prepaid expenses and other assets, a $4.9 million decrease in operating lease liabilities due to lease payments, a $3.4 million increase in accounts receivable, and a $1.7 million decrease in accounts payable. These amounts were partially offset by a $3.1 million decrease in operating lease right-of-use assets due to normal amortization.
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
Investing activities
Cash provided by investing activities for the nine months ended September 30, 2024 was $93.4 million, which consisted of proceeds from maturities of marketable securities of $158.4 million and proceeds from sales of marketable securities of $138.4 million. This was partially offset by purchases of marketable securities of $195.6 million and a loan to Opportunity Finance Network of $7.5 million.

Cash provided by investing activities for the nine months ended September 30, 2023 was $40.2 million, which consisted of proceeds from maturities of marketable securities of $416.6 million and proceeds from sales of marketable securities of $81.3 million. This was partially offset by purchases of marketable securities of $454.9 million and a loan to Opportunity Finance Network of $2.5 million.
Financing activities
Cash used in financing activities for the nine months ended September 30, 2024 was $72.1 million, which consisted of repurchases of common stock of $73.3 million and tax withholdings on release of restricted stock units of $11.4 million. This was partially offset by proceeds from the exercise of stock options of $11.5 million and proceeds from the issuance of common stock under the employee stock purchase plan of $1.1 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(14,898)	$(38,116)	$(85,940)	$(107,235)
Depreciation and amortization	777	1,451	3,307	4,356
Stock-based compensation	18,440	23,343	54,181	60,735
Interest income	(5,804)	(6,766)	(19,059)	(18,635)
Provision for income taxes	168	289	683	714
Restructuring charges	—	—	25,517	—
Adjusted EBITDA	$(1,317)	$(19,799)	$(21,311)	$(60,065)
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
Interest Rate Risk
As of September 30, 2024, we had cash and cash equivalents of $49.7 million and marketable securities of $375.0 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. Moreover, we recently introduced our NEXT initiative, a planned complete transformation of our platform with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the war in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the 2024 U.S. election, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to the 2024 U.S. election, health epidemics or pandemics, actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, inflation and changing interest rates;
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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the General Data Protection Regulation (“GDPR”), European Directive 2002/58/EC (the “ePrivacy Directive”), the United Kingdom Data Protection Act (“UK GDPR”), the UK

Data Protection Act 2018, the CCPA, Nevada’s Online Privacy Law, the CDPA, the VCPDA, the CPRA, and other U.S. state privacy laws, or changes to third-party policies.

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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple has its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser, which blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple uses an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Google recently went back on its plans to phase out third-party cookies, but is exploring ways to allow users to make browser-level privacy choices that could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
•failing to obtain or attract engaging third-party content;
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
We compete with companies that provide a variety of internet products, services, content, and online advertising. In addition, aspects of our platform compete with other products and services, including home services, classifieds, recommendations, and search engines. Of these companies, we most directly compete with social media companies that offer local products to advertisers and users, including large companies such as Meta (including through Facebook and Instagram) and Alphabet (including through Google), and other companies that provide home services, classifieds, recommendations, and search engines. We compete with these companies to attract, engage, and retain users and to attract and retain advertisers. If we introduce or acquire new products and services or evolve our platform in a way that subjects us to additional competition or as existing competitors introduce new products and services or evolve their platforms, we may fail to engage or retain neighbors or attract new neighbors, which could harm our business, operating results, and financial condition.
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

•the successful implementation of platform changes, such as the migration to our proprietary ad server, introduction of AI technologies into our platform, and NEXT initiative;
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

Further, as we have grown, our business has become increasingly complex and may require more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, including video, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the 2024 U.S. election, changing interest rates and inflation, and the war in Ukraine and the Middle East.

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
We plan to continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of September 30, 2024, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 340,000 neighborhoods. We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, Apple requires neighbors using the app to opt in before their identifier for advertisers can be accessed by an app and has security measures in its Apple mail client available on its operating systems which have impacted, and are expected to continue to impact, our ability to track individual users and devices, and measure the effectiveness of our advertisements. While we have not observed any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to these features, we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by any such changes.
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
Our disclosures on environmental, social, and governance (“ESG”) matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has adopted and subsequently imposed a voluntary stay on the implementation of additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Moreover, California has adopted two climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state to make certain climate-related claims and to provide enhanced disclosures around the achievement of such claims. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. If and when the stay on the SEC proposals is lifted, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.

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

•changes in domestic and global business and macroeconomic conditions, including actual or perceived instability in the global banking system, potential recession, the 2024 U.S. election, local and national elections, the continued rise of inflation, changing interest rates, and the war in Ukraine and the Middle East;

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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $85.9 million and $107.2 million for the nine months ended September 30, 2024 and 2023, respectively. We have an accumulated deficit of $852.0 million as of September 30, 2024. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in November 2023 and April 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of September 30, 2024, we had $99.5 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging, and as we continue to roll out our NEXT initiative, which we expect to utilize third-party content. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the Feed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, intellectual property (including copyright and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation,telecommunications, anti-bribery, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other government scrutiny.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see these protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could seriously harm our business. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages.
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

We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our users, employees and partners including, contact details, network details, and location data. We are therefore subject to U.S. (federal, state, local) and foreign laws and regulations regarding data privacy, security and protection, which encompass the processing of this personal information. The regulatory framework for data privacy, security, and protection worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain and current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data and increase notice or consent requirements before we can utilize advertising technologies.
We have internal and publicly posted policies and notices regarding our collection, processing, use, disclosure, deletion and security of information. Although we endeavor to comply with our policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.
In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Additionally, California voters approved the CPRA, which amended the CCPA and became effective January 1, 2023 (with a look back to January 1, 2022). The CPRA significantly modifies the CCPA, including by expanding consumers’ rights and establishing a new state agency that is vested with authority to implement and enforce the CPRA. Other states have also passed comparable legislation, with unique compliance requirements relevant to our business. We are subject to several state privacy laws in the United States at present and anticipate additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data and there have been attempts at the federal level to introduce privacy legislation. Compliance with these laws and any newly enacted privacy, security, and data protection laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to the Personal Information Protection and Electronic Documents Act, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. In the European Union, we are subject to the GDPR, and in the United Kingdom we are subject to the UK GDPR. These laws govern our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in European Union member states and the United Kingdom, imposes a strict data protection compliance regime, grants new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests).
We are also subject to European Union rules with respect to cross-border transfers of personal data out of the European Union and the United Kingdom. After years of uncertainty following the July 16, 2020 decision of the Court of Justice of the European Union (the “CJEU”) invalidating the EU-U.S. Privacy Shield Framework (the “Privacy Shield”), on July 10, 2023 the European Commission adopted its adequacy decision for the new EU-U.S. Data Privacy Framework (“DPF”). The DPF creates a path forward for personal data to be transferred from the EU to the United States for U.S. entities that have self-certified with the U.S. Department of Commerce. Nextdoor has been a participant in the DPF and UK Extension to the DPF since July 17, 2024 when its self-certification was approved.
We are also subject to evolving EU and UK privacy laws on cookies and e-marketing. In the EU and the UK, regulators are increasingly focusing on compliance with current national laws that implement the ePrivacy Directive in the EU and Privacy and Electronic Communications Regulations (“PECR”) in the UK. The ePrivacy Directive may be replaced by an EU regulation known as the ePrivacy Regulation that will significantly increase fines for non-compliance. In the EU and the UK, informed consent is required for the placement of certain cookies or similar technologies on a user’s device as well as for direct electronic marketing communications. Further, under the GDPR and the UK GDPR valid consent is tightly defined and includes a prohibition on pre-checked consents and, under the ePrivacy Directive and PECR, there is a requirement to obtain separate consents for each type of cookie or similar technology. While the text of the ePrivacy Regulation is still under development, a December 2021 European court decision and regulators’ guidance are driving increased attention to cookies and tracking technologies. If regulators start to enforce the strict approach in recent guidance, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand users. Furthermore, the EU Artificial Intelligence Act, which aims to introduce a common regulatory and legal framework for AI, was officially published on July 12, 2024 and came into effect on August 1, 2024. The EU Artificial Intelligence Act regulates AI providers and entities making use of AI tools in a professional capacity, and may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products.

While we have put in efforts to comply with these regulations, the uncertainty surrounding enforcement and changing privacy landscapes could change our compliance status. Similarly, there are a number of legislative proposals in the European Union, the United States (at both the federal and state level), as well as in other jurisdictions that could impose new obligations or limitations in areas affecting our business.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector with greater resources. Even though we communicate with lawmakers and regulators in countries and regions in which we conduct business, and despite having a dedicated team to monitor legal and regulatory developments, any failure or perceived failure of compliance on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. Furthermore, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of September 30, 2024. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2024, we had 212,188,996 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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

Simultaneously with the consummation of the initial public offering, KVSB consummated a private placement of 1,100,000 private placement shares, at a price of $10.00 per share, to the “Sponsor, generating gross proceeds to KVSB of $11.0 million. In connection with the underwriters’ partial exercise of their over-allotment option that closed on March 30, 2021, KVSB also consummated the sale of an additional 32,688 private placement shares to the Sponsor, generating gross proceeds of $0.3 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
July 1, 2024 to July 31, 2024	2,966,046	$2.78	2,966,046	$111,030
August 1, 2024 to August 31, 2024	4,213,752	$2.54	4,213,752	$100,321
September 1, 2024 to September 30, 2024	339,965	$2.51	339,965	$99,468
Total	7,519,763		7,519,763
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2024, none of our Section 16 officers adopted or terminated any Rule 10b5-1 Plans.

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
Date: November 6, 2024

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Matt Anderson
Name:	Matt Anderson
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)