Form 10-K
period 2024-12-31
Nextdoor Holdings, Inc.
filed 2025-02-27
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 28, 2024, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $637.5 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 24, 2025, there were 235,586,510 shares of the registrant’s Class A common stock outstanding and 150,715,125 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2025. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024.

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

•our development of, or investment in, new products or enhancements to our platform, including as part of our NEXT initiative;

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to the implementation of tariffs by the United States, China, or other governments, turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation, and changing interest rates;

•our ability to expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States;

•our ability to respond to general economic conditions;

•our ability to invest in, and the ultimate success of, technologies, including artificial intelligence, aimed at enhancing our business solutions and delivering additional value to customers on our platform;
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

•the impact on our business as a result of interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the wars in Ukraine and the Middle East), other physical security threats, cyber-attacks, or other catastrophic events;

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

•Our business depends largely on our ability to attract, retain, and assimilate talented employees, including senior management. If we lose the services of or fail to successfully assimilate highly skilled personnel, key employees or members of our senior management team, we may not be able to execute on our business strategy.

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

•We are currently, and in the future may be, involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.

•The price of our Class A common stock has been and may continue to be volatile.

•The dual class structure of our common stock has the effect of concentrating voting power with our management and other existing stockholders, which will limit your ability to influence the outcome of important transactions, including a change in control.

PART I
Item 1. Business
Overview
Nextdoor is the essential neighborhood network. Neighbors, public agencies and businesses use Nextdoor to connect around local information that matters in more than 340,000 neighborhoods globally, across 11 countries.
The Nextdoor platform fosters discussion focused on real-world utility and discovery, enables instant distribution of timely local information, and ensures trust and authenticity. This unique combination drives genuine, high-intent engagement, and helps neighborhoods thrive both online and in the real world.
Through innovative technology, a focus on relevant content, and a proprietary advertising platform, Nextdoor helps create vibrant communities while empowering businesses of all sizes to reach highly engaged audiences.
As of December 31, 2024, Nextdoor had more than 100 million Verified Neighbors, 1 46 million Weekly Active Users (WAU) and reached 1 in 3 households in the United States.
Our Platform and Our Users
Nextdoor’s platform is used by neighbors, businesses, and public agencies in 11 different countries to foster stronger, more engaged communities. Neighbors use Nextdoor to stay informed on local news, events, and relevant discussions, discover and support local businesses, and exchange goods and services. Businesses leverage Nextdoor to connect with these engaged communities through Business Pages and targeted advertising, while public agencies rely on the platform to share real-time updates, critical alerts, and pertinent information.
On Nextdoor, neighbors, business, and public agencies engage through various features designed to strengthen local connections. The Feed delivers a dynamic, personalized stream of local posts, photos, discussions, and community updates tailored to each user. Our Search function bridges neighbors with businesses and resources, enabling users to discover local services, leave recommendations, and follow their favorite businesses, which we call Faves. With For Sale & Free neighbors can buy, sell, or donate items or offer services like dog walking.
Underpinning the Nextdoor platform is a rich local data set, including event details, recommendations, and insights into the interests and behaviors of neighbors and neighborhoods. This data powers Nextdoor’s unique local knowledge graph, enabling businesses to craft targeted advertising strategies while delivering relevant and engaging content to neighbors.
With continually improving artificial intelligence (AI) and machine learning (ML) capabilities, Nextdoor improves the relevance and timeliness of notifications, provides proximate and personalized local content, optimizes ad creation and delivery, and fosters meaningful community engagement. By seamlessly connecting neighbors, businesses, and public agencies, Nextdoor strengthens the social fabric of communities and brings local connections to life.
In 2024, we announced our NEXT initiative, a longer-term effort to transform our product into an essential local application that can enrich the lives of neighbors everywhere. NEXT aims to keep users informed through better local content, safe through timely and relevant alerts, and connected through the sharing of recommendations and collective wisdom.
Our Advertising Solutions
Nextdoor offers a comprehensive suite of advertising solutions designed to deliver exceptional value for businesses of all sizes. Our Nextdoor Ads Platform empowers businesses to connect with their local communities, build brand awareness, drive customer engagement, and generate measurable results. To help businesses achieve these goals, we provide a wide range of key features and benefits:
•Hyperlocal Targeting: Powered by our first-party data, Nextdoor’s unique neighborhood-level targeting capabilities enable advertisers to reach the right customers at the right time, ensuring their campaigns reach the most relevant audience and drive maximum impact.
•Diverse Ad Formats: We offer a variety of engaging ad formats, including sponsored posts, lead generation forms, native display ads, and video ads to cater to different marketing objectives and creative strategies.
1 Verified Neighbors are individuals who have joined Nextdoor and completed the verification process for their account.

•Brand Safety and Trust: Nextdoor maintains a safe and trustworthy environment for both users and advertisers. We have implemented strict brand safety measures and partner with independent third-party verification providers to ensure brand suitability and protect against fraud.
Ad Auction and Delivery
Nextdoor’s ad auction system prioritizes ad relevance, quality, and user experience. Our algorithms analyze various factors, including user interests, demographics and historical behavior, to select the most appropriate ads for each individual user. This ensures that ads are engaging, informative, and enhance the overall user experience.
Measurement and Attribution
Our comprehensive measurement and attribution tools give advertisers the insight they need to assess campaign effectiveness. With conversion tracking, advertisers can measure the impact of their ads on key performance indicators, such as website visits, lead generation, and online sales. We also offer advanced attribution modeling to help advertisers understand the customer journey and optimize their marketing spend.
Go-to-Market Approach
Nextdoor offers tailored solutions designed to meet the diverse needs and objectives of advertisers. Our go-to-market approach combines the power of our self-serve ads platform with the expertise of a dedicated global sales team. This hybrid approach allows us to cater to businesses of all sizes, from small local advertisers to large global brands.
Our self-serve platform empowers advertisers to independently manage campaigns with ease, offering tools for targeting, customization, and performance tracking. For advertisers with more complex needs, our global sales force delivers personalized support throughout the marketing lifecycle, including campaign planning, optimization, and performance analysis. Strategically positioned across markets, our sales team focuses on attracting and retaining advertisers while driving measurable outcomes across all ad products.
A Community First Approach
Nextdoor continually innovates to facilitate productive neighborhood conversations. We establish clear Community Guidelines, and use a combination of human moderators and advanced technology to cultivate civility and strengthen neighborhood ties.
To ensure authenticity, Nextdoor requires users to sign up using their real names and addresses, creating a network of real people. Businesses undergo a similar verification process to establish trust. Upon joining, new users accept our Neighbor Pledge, which introduces Community Guidelines and reinforces personal accountability.
As neighbors engage with the platform, a blend of human moderators and AI-driven solutions helps maintain a positive and productive environment. Tools like the Kindness Reminder and Constructive Conversations Reminders encourage respectful dialogue by analyzing tone and suggesting constructive edits. Generative AI tools further empower neighbors by helping them draft posts that inspire positive community engagement or revise comments on posts to align with Community Guidelines.
Local context is integral to our approach, which is why volunteer community reviewers are a core component of our moderation framework. Equipped with specialized tools, these active neighbors help enforce Community Guidelines in their neighborhoods. Reports of specific types of content, such as misinformation or discriminatory remarks, are handled by Nextdoor’s operations staff to ensure consistent enforcement of our standards and policies.
Technology and Innovation
Our continued investments in technology are dedicated to enhancing the products we offer to neighbors, business, and public agencies. At the core of our strategy is the use of AI and machine learning to deliver increasingly valuable experiences to neighbors and improving reach and performance to advertisers. By leveraging our unique data set, we have developed AI-powered features that personalize content distribution, increasing relevance and making posts more engaging and useful. We are also further investing in our proprietary ad platform to enhance advertising solutions for businesses of all sizes. This supports our goals of delivering greater advertiser value, reducing advertiser effort, and empowering businesses to thrive on Nextdoor. By prioritizing usefulness, trust, innovation, and customer value, Nextdoor is transforming the way people and businesses connect with neighborhoods worldwide.

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
We own a trademark portfolio, including registered trademarks and applications in the United States and other countries, for the marks NEXTDOOR, , and . We have registered domain names that we use in or relate to our business, such as the <nextdoor.com> domain name and country code top level domain name equivalents. As of December 31, 2024, we had 10 issued patents in the United States. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Additionally, our current and future patents, trademarks, and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid. We may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. We license content, technology, and other intellectual property from our partners, and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners or us.
For additional information, please see the section entitled “Risk Factors — Risks Related to Intellectual Property.”
Talent Management and Development
Our Culture and Core Values
Community is at the heart of Nextdoor and our community of employees is the heart of the company. We are committed to attracting and retaining top talent by fostering an environment that promotes career growth and development. Our people practices are anchored in three core values:
•Build for community;
•Raise the bar; and
•Act like an owner.
We support these values and our workforce with competitive compensation, comprehensive benefits, and initiatives. By living these principles, we empower our people to thrive and contribute to the success of Nextdoor.
As of December 31, 2024, we had 546 employees in the United States and in our international locations in Canada, the United Kingdom, and France.
Talent Acquisition, Development and Retention
At Nextdoor, we prioritize the acquisition, development, and retention of talent at all levels of the organization. Our hiring managers, in partnership with the Talent Acquisition team, focus on recruiting the best people with a long-term vision for success. Each new hire undergoes a comprehensive, standardized process with a strong emphasis on behavioral-based interviewing, ensuring we select individuals who align with our values and goals.
Through our People Business Partner team, we invest in continuous development of our employees, offering resources that support career growth. We facilitate company-wide performance feedback and promotion cycles, along with employee recognition initiatives like our “Nextdoor Values Awards”. Our learning and development programs are designed to onboard new hires effectively and provide ongoing opportunities for skills development and compliance training.
To foster an environment where employees feel engaged, valued, and heard, we actively seek and respond to their feedback through surveys, one-on-one interactions, and “All Hands” meetings that bring the entire company together. By maintaining open lines of communication, we stay attuned to our employees’ needs, ensuring we continue to evolve as an employer of choice for both current and future team members.
Compensation, Benefits and Perks
We provide employees with competitive compensation packages designed to meet the diverse needs of our employees. In addition to base salaries, equity awards, and sales commissions for certain employees, these programs (which vary by country and region) include a 401(k) Plan with a company match, healthcare, vision, and dental insurance benefits, health savings and flexible spending accounts, flexible paid time off, and parental leave, and other benefits tailored to the specific needs of our employees such as family forming, caregiving and mental health resources. We also support and encourage our employees to give back to our communities by giving each employee “Volunteer Time Off” to dedicate to the causes that matter most to them.
Inclusion and Belonging
We strive to create a dynamic, inclusive environment that supports and values employees with a wide range of experiences and perspectives. Our Employee Resource Groups help foster a sense of community, strengthen connections, and contribute to a workplace where every employee feels valued.
People Operations
Our ongoing investments in technology platforms continue to help automate and customize the employee journey. Our People Operations team plays a key role in managing every stage of the employee experience, from onboarding to offboarding, and supporting the hybrid work environment that blends in-person and remote collaboration. They also provide valuable assistance in navigating the complexities of HR administration, including benefits, leave programs, and internal processes like job changes and promotions, ensuring a seamless and supportive experience for all employees.
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
We compete with other companies to attract, engage, and retain users and their time and attention. We also compete with other companies to attract and retain advertisers, which depends on our reach and ability to deliver a strong return on investment. Finally, we compete to attract and retain highly talented individuals, particularly software engineers, designers, and product managers.
For additional information, see the section entitled “Risk Factors — Our business is highly competitive. Competition presents an ongoing threat to the success of our business.”
Government Regulation
We are subject to many U.S. federal and state and foreign laws, regulations, and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, intellectual property (including copyright and patent laws), content regulation, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that would adversely affect the growth, popularity or use of the internet; significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data; augment consumer notice or consent requirements before a company can utilize cookies or other tracking technologies; or increase the liability of content platforms like us. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, have seen Supreme Court challenges and there have been legislative efforts to curtail the CDA’s protections. These efforts could expose us to lawsuits in which we could incur significant costs and could seriously harm our business. In addition, various countries around the world have adopted legislation, including the Digital Services Act (the “DSA”) in the European Union, the Online Safety Act 2021 in Australia, and the Online Safety Act in the United Kingdom, that may impose additional obligations or liability on us associated with content uploaded by users to our platform.

We collect, store, use, share, and otherwise process data, some of which contains personal information. We are therefore subject to U.S. (federal, state, local) and foreign laws and regulations regarding data privacy, security, and protection, which encompass the processing of personal information from users, employees, and business partners. These laws include, but are not limited to, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), and the California Consumer Privacy Act (“CCPA”) along with similar privacy laws enacted in other U.S. states. There are also a number of legislative proposals pending before the U.S. Congress, various state legislatures and foreign governments concerning content regulation and data protection that could affect us. These and other laws and regulations that may be enacted, or new interpretations of existing laws and regulations, may require us to modify our data processing practices and content moderation policies and incur substantial costs in order to comply.
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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the wars in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the implementation of tariffs by the United States, China, or other governments, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the impact of macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to health epidemics or pandemics, actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, the implementation of tariffs by the United States, China, or other governments, a potential recession, inflation and changing interest rates;

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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the European Union and United Kingdom’s respective General Data Protection Regulations (collectively, “GDPR”), European Directive 2002/58/EC (the “ePrivacy Directive”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), the Australia Privacy Act 1988 along with the 2024 reforms thereto and the Australian Privacy Principles (“APPs”), the CCPA in California, and comparable U.S. state privacy laws in over a third of other states, or changes to third-party policies.

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
Most advertisers rely on tools that measure the effectiveness of their advertising campaigns in order to allocate their advertising spend among various formats and platforms. If we are unable to accurately measure the effectiveness of advertising on our platform, if at all, or if we are unable to convince advertisers that our platform should be part of a larger advertising budget, our ability to increase the demand and pricing of our advertising tools and maintain or scale our revenue may be limited or decline. Our ability to develop and offer products that accurately measure the effectiveness of a campaign on our platform is critical to our ability to attract new advertisers and retain and increase spend from our existing advertisers.
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
•the successful implementation of platform changes, such as the migration to our proprietary ad server and introduction of AI technologies into our platform, and our NEXT initiative;
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
•our ability to attract, retain, and motivate talented employees, particularly software engineers, designers, and product managers;
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current wars in Ukraine and the Middle East), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial amount of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

Further, as we have grown, our business has become increasingly complex and may require more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the implementation of tariffs by the United States, China, or other governments, changing interest rates and inflation, and the wars in Ukraine and the Middle East.

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in 2023 and 2024, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. In addition, existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act (the “EU AI Act”) prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Any of these factors could adversely affect our business, operating results, and financial condition.

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
Our product and investment decisions may conflict with the short-term financial results and may not produce the long-term benefits that we expect.
We make product and investment decisions, which we believe are essential to the success of our platform and in serving the best, long-term interests of Nextdoor and our stockholders. In the past, we have forgone, and may in the future, including with the introduction of NEXT, forgo, certain expansion or revenue opportunities or other opportunities that have positive short-term financial impacts that we do not believe are aligned with the long-term success of our platform, even if our decision may negatively impact our operating results in the short term. Our decisions may not result in the long-term benefits that we expect, in which case our neighbor engagement, business, operating results, and financial condition could be harmed.
We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We may continue expanding our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States. As of December 31, 2024, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 340,000 neighborhoods. We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability, including as a result of acts of war or terrorism, including the wars in Ukraine and the Middle East;
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
Our business depends largely on our ability to attract, retain, and assimilate talented employees, including senior management. If we lose the services of or fail to successfully assimilate highly skilled personnel, key employees or members of our senior management team, we may not be able to execute on our business strategy.
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

We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Further, in 2023 and 2024, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

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
We rely on third parties, including email providers, mobile data networks, and identity verification service providers to complete the verification process for our neighbors’ accounts. Any failure or interruption experienced by such third parties could result in the inability of neighbors to join our platform, resulting in harm to our reputation and an adverse impact to our business, operating results, and financial condition.
We rely on third parties to verify our neighbors’ accounts through several methods, including but not limited to email, SMS text message, geolocation and mailed invitations. For example, we utilize email providers, mobile data networks, and identity verification service providers to verify neighbors’ accounts. Account verification is a critical feature of our platform because it demonstrates that neighbors actually live in the neighborhood they desire to join. Any failure, interruption, or loss of access to such third parties or their software could result in the inability of neighbors to join our platform. Our reliance on third parties makes us vulnerable to any service interruptions, whether as a result of a cyber-attack, security breach, weather or other events, or delays in their operations. Additionally, alternative email providers, mobile data networks, identity verification service providers or postal providers may be more costly to use than our current providers. Any disruption in the third parties could harm our neighbor growth, which in turn could make us a less attractive advertising platform and harm our reputation, and could harm our business, operating results, and financial condition.
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
We collect, store and otherwise process personal data relating to a significant number of individuals such as our neighbors, employees and partners, including, but not limited to, neighbor contact details, network details, and location data. The evolution of information technology systems introduces unknown and complex security risks that can be unpredictable and difficult to defend against. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. In particular, social media companies, like us, are prone to cyber-attacks by third parties seeking unauthorized access to company or user data or to disrupt their ability to provide access to their products and services.
We take a variety of technical and organizational security measures and other measures to protect our data. Although we have implemented systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our platform and prevent or detect security breaches, and maintain an information security policy, such measures cannot provide absolute security, and despite measures that we have or will in the future put in place, we may be unable to anticipate or prevent unauthorized access to such data. For example, computer malware, viruses, social engineering (such as spear phishing attacks), ransomware, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and are likely to occur on our systems in the future. In addition, we regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Our efforts to protect our data may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; threat actors, nation-states and nation-state supported actors engaging in cyberattacks; or other threats that evolve.
Some third parties, including advertisers, vendors and service providers, may store information that we share with them on their networks. If these third parties fail to implement adequate data-security practices or fail to comply with their contractual obligations and/or, where applicable, our applicable terms and policies, our data may be improperly accessed, used or disclosed. Even if these third parties take all the necessary precautions and comply with their applicable obligations, their networks may still suffer a security incident, which could compromise our data.
Security incidents may cause interruptions to our platform, degrade the neighbor experience, cause neighbors or advertisers to lose confidence and trust in our platform, impair our internal systems, or result in financial harm to our company.
In addition, affected neighbors, government authorities or other third parties could initiate legal or regulatory actions against us in connection with any actual or perceived security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. Such incidents or our efforts to remediate such incidents may also result in a decline in our active neighbor base or engagement levels and trust. In addition, such incidents could also result in the loss or misuse of such data, which could harm our business and reputation and diminish our competitive position. In addition, any of these events could have a material and adverse effect on our business, operating results, financial condition, market acceptance of our products or revenues and may also divert development resources and increase service and support costs.
The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our platform, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC has adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to material cybersecurity incidents and cybersecurity risk management, strategy, and governance.

While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by security incidents, and any such security incidents may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim.

The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and operating results.
In addition, our agreements with third parties, including without limitation significant agreements with payment processors, credit card and debit card issuers and bank partners, contain contractual commitments we are required to adhere to related to information security and data privacy compliance. If we experience a data protection violation or security incident that triggers a breach of such contractual commitments, we could be exposed to significant liability or cancellation of service under these agreements. The damages payable to the counterparty as well as the impact to our service could be substantial and create substantial costs and loss of business.
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

Our public disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our sustainability initiatives. In addition, the SEC has adopted and subsequently imposed a voluntary stay on the implementation of additional disclosure requirements regarding, among other topics, the impact our business has on the environment. Moreover, California has adopted two climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state to make certain climate-related claims and to provide enhanced disclosures around the achievement of such claims. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. If the stay on the SEC proposals is lifted, we will be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.

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

•changes in domestic and global business and macroeconomic conditions, including the implementation of tariffs by the United States, China, or other governments, actual or perceived instability in the global banking system, potential recession, local and national elections, inflation, changing interest rates, and the wars in Ukraine and the Middle East;

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
We regularly review key business and other metrics, including WAUs, Verified Neighbors and ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. In recent years, changes made to third party email operating systems have limited our ability to measure user engagement with emails containing monetizable content. This impacts our ability to accurately calculate a portion of WAUs for periods following the adoption of the updated operating systems. To address this, we use estimates for these user engagement numbers based on historical data sets, as well as data from users who engage with Nextdoor’s monetizable email content. For additional information, please see the section entitled “Risk Factors – Certain of our market opportunities and key metric estimates could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.” If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We may change our key business metrics from time to time, including as a result of changes to our platform such as our NEXT initiative. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may make key changes to our key business metrics, including eliminating or replacing existing metrics. Further, if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected,
We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $98.1 million, $147.8 million and $137.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. We have an accumulated deficit of $864.1 million as of December 31, 2024. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023 and 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $516.4 million and state NOL carryforwards of approximately $336.7 million, which if not utilized, will begin to expire beginning in 2028 and 2025, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.

Under Section 382 of the Code, if a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. Though we recently completed a Section 382 study that supports that our use of NOLs will not be subject to limitation, it is possible that the limitation could still apply.
In addition, we may experience ownership change(s) in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Therefore, it is possible that an ownership change could limit the amount of NOLs we can use to offset future taxable income. Any NOL carryforwards of companies we have acquired, may be subject to limitations, thereby increasing our overall tax liability. Our NOL carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our U.S. federal and state NOL carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOL carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Any future changes in U.S. tax laws in respect of the utilization of NOL carryforwards may further affect the limitation in future years. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs, which could adversely affect our business, operating results, financial condition, and cash flows.
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
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in many foreign countries, and may continue to expand the scale of our operations in the future. We are subject to review and potential audit by a number of U.S. and non-U.S. tax authorities. A change in law or in our global operations could result in higher effective tax rates, reduced cash flows and lower overall profitability. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.
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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of December 31, 2024, we had $97.2 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content moderation, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, intellectual property (including copyright and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, telecommunications, anti-bribery, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other government scrutiny.

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

The DSA, signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA, which started to apply to our business in February 2024, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act became law. The Act creates requirements around content moderation and handling harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.

We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our neighbors, employees and partners including, contact details, network details, and location data. We are therefore subject to U.S. (federal, state, local) and foreign laws and regulations regarding data privacy, security and protection, which encompass the processing of personal information. The regulatory framework for data privacy, security, and protection worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain and current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data and increase notice or consent requirements before we can utilize advertising technologies.

We have internal and publicly posted policies, statements and notices regarding our collection, processing, use, disclosure, deletion and security of information, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management's time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively.. Although we endeavor to comply with our public statements and policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.

In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Over a third of other U.S. states have also passed comparable legislation, with unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data and there have been attempts at the federal level to introduce privacy legislation. Compliance with these laws and any newly enacted privacy, security, and data protection laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to PIPEDA, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. The Australian Parliament is currently considering further privacy reforms and is anticipated to pass additional amendments in the coming months. In the European Union, we are subject to the EU GDPR, and in the United Kingdom we are subject to the UK GDPR (collectively, the “GDPR”). The GDPR imposes a strict data protection compliance regime, grants new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests).

The GDPR prohibits transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the

Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom) and we currently self-certify to both the EU-US Data Privacy Framework and the UK Extension, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

We are also subject to evolving laws on cookies and e-marketing. In the European Union and the United Kingdom, informed consent is required for the placement of certain cookies or similar technologies on a user’s device as well as for direct electronic marketing communications. Further, under the GDPR, valid consent is tightly defined and includes a prohibition on pre-checked consents and, the European Union and United Kingdom require organizations to obtain separate consents for each type of cookie or similar technology. U.S. regulators are also increasingly focused on the use of cookies for targeted advertising. If regulators start to enforce strict approaches regarding the use of cookies, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand neighbors.

While we have put in efforts to comply with these regulations, the uncertainty surrounding enforcement and changing privacy landscapes could change our compliance status. Similarly, there are a number of legislative proposals in the jurisdictions where we operate that could impose new obligations or limitations in areas affecting our business.

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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 7 - Commitments and Contingencies, to the consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.

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
As a public company, we incur and expect to continue to incur significant accounting, legal and various other expenses. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will continue to increase, our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we have and will continue to, among other things:
•prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws;
•create or expand the roles and duties of our Board of Directors and committees of the Board of Directors;
•institute and maintain comprehensive financial reporting and disclosure compliance functions; and
•establish new and enhance existing internal policies, including those relating to disclosure controls and procedures.
These actions and the additional involvement of accountants and legal advisors, requires a significant commitment of our resources. We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Moreover, we have incurred significant costs with respect to our directors’ and officers’ insurance coverage. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.
Being a public company requires significant resources and management oversight. As a result, management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition.
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
Risks Related to Intellectual Property
Failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, and results of operations.
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
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. As such, policing unauthorized use of our technology or platform is difficult. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights (or to contest claims of infringement) than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from knowingly or unknowingly infringing upon, misappropriating or circumventing our intellectual property rights. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business, results of operations and financial condition or adversely affect our business, operating results, and financial condition.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.
We have devoted substantial resources to the development of our intellectual property and proprietary rights. To protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, vendors, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Effective trade secret protection may also not be available in every country in which the Nextdoor platform is available or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with the Nextdoor platform by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. In addition, others may independently discover trade secrets and proprietary information and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. As such, we cannot guarantee that the steps taken by us will prevent infringement, violation or misappropriation of our technology.
Third parties may claim that our platform infringes their intellectual property rights and this may create liability for us or otherwise adversely affect our business, operating results, and financial condition.
Third parties may claim that the Nextdoor platform infringes their intellectual property rights, and such claims may result in legal claims against us and our technology partners and customers. These claims may damage our brand and reputation and create liability for us. Furthermore, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect the number of such claims to increase as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative work we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Authors of open source software we use may also update the terms of open source licenses governing such software to commercial license terms that may require us to pay fees in order to continue using such software. From time to time, companies that use third-party open source software have also faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Such use, under certain circumstances, could materially adversely affect our business, operating results, financial condition and future prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.
In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires the company to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification or derivative work of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. As such, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and could harm our intellectual property position and have a material adverse effect on our business, results of operations, financial condition and prospects.

Some open source licenses contain requirements that we make available as source code for modifications or derivative works we create based upon our use and distribution of the open source software. If we combine and distribute our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the combined source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our offerings, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our platform, require us to re-engineer all or a portion of our platform, and reduce or eliminate the value of our platform. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of sales for us.

On occasion, companies that use open source software have faced claims challenging their use of open source software or compliance with open source license terms. There is evolving legal precedent for interpreting the terms of certain open source licenses, including the determination of which works are subject to the terms of such licenses. The terms of many open source licenses have not been interpreted by U.S. or foreign courts, and accordingly there is a risk that those licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform. In that event, we could be required to seek licenses from third parties in order to continue offering our platform, to re-develop our platform, or to release our proprietary source code under the terms of an open source license, any of which could harm our business. Enforcement activity for open source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our platform, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Open source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a material adverse effect on our business, results of operations and financial condition, or require us to devote additional development resources to change our platform.

We license technology from third parties for the development of our products, and our inability to maintain those licenses could harm our business.
We currently incorporate, and will in the future continue to incorporate, technology that we license from third parties, including software, into our platform. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we operate. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop our platform that is dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. Any impairment of the technologies or of our relationship with these third parties could harm our business, operating results and financial condition.
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
•additional shares of our Class A common stock being sold into the market by us or our existing stockholders, or the anticipation of such sales;
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from recessions, the implementation of tariffs by the United States, China, or other governments, inflation, changing interest rates, local and national elections, actual or perceived instability in the global banking system, international currency fluctuations, corruption, political instability and acts of war or terrorism, such as the wars in Ukraine and the Middle East.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of December 31, 2024. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2024, we had 224,488,476 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We employ a comprehensive, cross-functional approach to assess, identify, and manage material cybersecurity risks, ensuring the confidentiality, security, and availability of our information systems and data. Our cybersecurity strategy is guided by applicable laws and regulations, industry standards, and best practices. We have established robust policies, standards, and processes to proactively safeguard our digital assets, mitigate risks, and respond effectively to cybersecurity incidents.
Our cyber risk management framework includes: (1) enterprise risk management to identify top cybersecurity risks; (2) vulnerability management to identify software vulnerabilities and infrastructure risks; (3) vendor risk management to identify risks related to third parties and business partners, which includes pre-engagement due diligence, use of contractual security provisions, and continued monitoring through risk-based periodic audits, as applicable; (4) privacy risk management to ensure regulatory compliance and proactively manage privacy risks across our products and platforms; (5) security monitoring to analyze and assess threat activity in real time; and (6) security incident response protocols to investigate, contain, and mitigate cybersecurity threats. To strengthen our defenses, we regularly engage third party experts to assess vulnerabilities, provide threat intelligence, and assist in triaging and responding to cyber incidents. We also conduct employee training on cybersecurity awareness, data protection, and threat response to reinforce our security culture.
In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section entitled “Risk Factors — Security breaches, including improper access to or disclosure of our data or our neighbors’ data, or other hacking and phishing attacks on our or third-party systems, could harm our reputation and adversely affect our business.”
Governance
Our Board of Directors, as a whole and at a committee level, maintains oversight of cybersecurity risk management, with primary responsibility assigned to our Audit & Risk Committee. Comprising solely independent directors, our Audit & Risk Committee receives regular updates from our Chief Information Security Officer (“CISO”) and is responsible for ensuring that management has processes in place to identify, assess, and mitigate cybersecurity risks. The Audit & Risk Committee collaborates with management to oversee the implementation of security measures, incident response plans, and ongoing risk management strategies.
Our CISO, who reports directly to the Chief Technology Officer, has over 15 years of experience in technology and cybersecurity matters, with expertise spanning IT leadership, incident response, enterprise security, and business technology. Our CISO holds multiple cloud and IT certifications and is an active thought leader in the cybersecurity space. Prior to joining Nextdoor, our CISO led Business Technology, IT and Cybersecurity at Workato, Inc. and held key roles at Peloton Interactive, Inc. and KPMG LLP, where they built and implemented business continuity and cyber resilience programs.
Item 2. Properties
We are headquartered in San Francisco, California. As of December 31, 2024, we maintained offices in various locations in the United States and internationally, including approximately 115,770 square feet for our corporate headquarters. All of our facilities are leased.

We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 7 - Commitments and Contingencies, to our unaudited condensed consolidated financial statements, included in Part II, Item 8 of this Annual Report on Form 10-K, and is incorporated herein by reference.
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
Holders of Record
As of February 24, 2025, there were 66 stockholders of record of our Class A common stock and 273 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement (the “Proxy Statement”) for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2024, and is incorporated herein by reference.
Sales of Unregistered Securities
None.

Use of Proceeds
None.
Issuer Purchases of Equity Securities
Share Repurchases
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. On February 21, 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the year ended December 31, 2024, the Company repurchased and retired 31.0 million shares of Class A common stock at an average purchase price of $2.44 per share for an aggregate repurchase price of $75.5 million. As of December 31, 2024, we had $97.2 million available for future share repurchases under the Share Repurchase Program.
The following table summarizes share repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2024 to October 31, 2024	—	$—	—	$99,468
November 1, 2024 to November 30, 2024	—	$—	—	$99,468
December 1, 2024 to December 31, 2024	932,214	$2.39	932,214	$97,238
Total	932,214		932,214
(1) Average price paid per share includes costs associated with the repurchases.
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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (“S&P 500 Index”) and the Dow Jones Internet Composite Index (“DJ Internet Composite”). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on November 8, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2024. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Discussions regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 are presented below. Discussions regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 are located in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 27, 2024.
Overview
Nextdoor is the essential neighborhood network. Neighbors, public agencies and businesses use Nextdoor to connect around local information that matters in more than 340,000 neighborhoods globally, across 11 countries.
The Nextdoor platform fosters discussion focused on real-world utility and discovery, enables instant distribution of timely local information, and ensures trust and authenticity. This unique combination drives genuine, high-intent engagement, and helps neighborhoods thrive both online and in the real world.
Through innovative technology, a focus on relevant content, and a proprietary advertising platform, Nextdoor helps create vibrant communities while empowering businesses of all sizes to reach highly engaged audiences.
As of December 31, 2024, Nextdoor had more than 100 million Verified Neighbors, 46 million Weekly Active Users (WAU) and reached 1 in 3 households in the United States.
Key business metrics for the three months ended December 31, 2024 are as follows:
•Weekly active users (“WAUs”) were 45.9 million, an increase of 10% compared to the three months ended December 31, 2023.
•Average revenue per weekly active user (“ARPU”) was $1.42, an increase of 7% compared to the three months ended December 31, 2023.
Financial Results as of and for the year ended December 31, 2024 are as follows:
•Revenue was $247.3 million, an increase of 13% compared to 2023.
•Total costs and expenses were $368.9 million, a decrease of 6% compared to 2023, including $25.6 million of restructuring charges.
•Net loss decreased 34% to $98.1 million in 2024, compared to $147.8 million in 2023.
•Adjusted EBITDA loss decreased 75% to $18.2 million in 2024, compared to $74.1 million in 2023.
•Cash, cash equivalents, and marketable securities were $427.0 million.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), to Adjusted EBITDA.
Restructuring
In April 2024, we performed a restructuring intended to refocus the Company for future growth. The plan impacted 38 of our full-time employees. We incurred one-time charges of approximately $2.8 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits, and related costs. The execution of the plan was substantially complete by the end of the second quarter of 2024. In addition, in June 2024 we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. As a result, we recorded impairment charges of $22.8 million for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2024 (in thousands).

	Office Space Reductions (1)	Severance and Related Charges	Total
Research and development	$—	$250	$250
Sales and marketing	—	1,956	1,956
General and administrative	22,760	612	23,372
Total	$22,760	$2,818	$25,578
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
Refer to Note 13 to our consolidated financial statements for further information on our restructuring charges.
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
In recent years, changes made to third party email operating systems have limited our ability to measure user engagement with emails containing monetizable content. This impacts our ability to accurately calculate a portion of WAUs for periods following the adoption of the updated operating systems. To address this, we use estimates for these user engagement numbers based on historical data sets, as well as data from users who engage with Nextdoor’s monetizable email content. For additional information, please see the section entitled “Risk Factors – Certain of our market opportunities and key metric estimates could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.”
1 Emails with monetizable content are emails with a primary purpose to regularly inform users about topics that are relevant to them, and are therefore appropriate for delivering ads to users, as well as emails that deliver sponsored ads. These emails comprise almost all of the emails that we send our users and include, but are not limited to, new, trending and top posts, weekly and anytime digests, welcome emails and urgent and emergency alerts. We earn revenue from delivery of ad impressions in emails with monetizable content on either a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis, or on a fixed-fee basis. While we have the ability to serve ads in all emails with monetizable content, we currently only do so on a portion of the total.

Our WAU for the three months ended December 31, 2024 and 2023 was 45.9 million and 41.8 million, respectively, which represents 10% growth period over period.
Quarterly Average Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
40.0
42.4
41.6
40.4
41.8
43.4
45.1
45.9
45.9
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

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

U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the years ended December 31, 2024 and 2023 was $5.48 and $5.25, respectively, with the increase due to stronger revenue growth relative to WAU growth.
Quarterly ARPU

Global
$2.00
$1.50
$1.00
$0.50
$—
$1.33
$1.17
$1.37
$1.39
$1.33
$1.22
$1.40
$1.43
$1.42
Q4'22
Q1'23
Q2'23
Q3'23
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24

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
Growth in Monetization. Monetization trends, which are reflected in our ARPU, are a key factor that affects our revenue and financial results. To increase monetization, we are focused on serving more national brands by efficiently scaling our sales force, increasing ad agency relationships, and enhancing our self-serve tools for customers of all sizes. We are also focused on increasing our user base and engagement in the United States and internationally, which will increase the opportunities for businesses to advertise on Nextdoor.
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
Investments in Platform. In 2024, we announced the launch of our NEXT initiative, a planned transformation of our platform. We have made and expect to continue to make investments in our platform, including our efforts to transform our product with the NEXT initiative. The success of NEXT, and the return on our investments associated with NEXT, will depend on the ability of these platform changes to drive additional users and user engagement on our platform and to provide value to advertisers.
International Expansion. We continue to assess opportunities to grow our international user base and expand monetization outside of the United States. While we believe that increased international monetization presents an important opportunity for long-term growth, our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. We are taking a strategic and measured approach to international expansion, prioritizing investments in markets where we see the strongest potential for sustainable growth. Over time, we believe that international WAUs can expand meaningfully, and we see opportunities to increase monetization and ARPU in these markets. However, we expect ARPU for international WAUs to be lower than ARPU for U.S. WAUs. Our investments in international expansion are targeted and align with our broader strategic priorities. The success of these initiatives will depend on our ability to drive engagement and monetization in international markets. If these efforts do not lead to increased international WAUs and ARPU and expected revenue growth over time, we may not achieve or, if achieved, maintain profitability and our growth rates may slow or decline.
Seasonality. We typically observe seasonal improvements in advertising spend beginning in the second quarter, with those demand trends remaining stable through the fourth quarter. Periods of significant growth and changes in the macroeconomic environment have partially masked these trends in some historical periods.
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
Performance marketing costs related to local business acquisition largely consists of digital advertising and, to a lesser extent, direct mail campaigns. Performance marketing costs related to user acquisition largely consist of digital advertising and, to a lesser extent, the distribution of mailed invitations. Fluctuations in our performance marketing expenses are driven by a variety of factors, including but not limited to: our target geographies, whether we are acquiring users or businesses, assessment of return on investment of marketing spend, strategic priorities, and seasonal factors.
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

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenue	$247,276	$218,309	$212,765
Costs and expenses(1):
Cost of revenue	41,850	41,613	38,981
Research and development	127,939	149,998	127,073
Sales and marketing	106,977	122,925	123,182
General and administrative	92,149	76,057	67,733
Total costs and expenses	368,915	390,593	356,969
Loss from operations	(121,639)	(172,284)	(144,204)
Interest income	24,381	25,780	9,304
Other income (expense), net	(99)	(505)	(1,343)
Loss before income taxes	(97,357)	(147,009)	(136,243)
Provision for income taxes	706	756	1,673
Net loss	$(98,063)	$(147,765)	$(137,916)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of revenue	$2,736	$3,201	$2,627
Research and development	39,037	43,619	35,567
Sales and marketing	9,671	12,548	10,160
General and administrative	22,611	23,657	16,066
Total	$74,055	$83,025	$64,420

The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended December 31,
(as a percentage of total revenue)	2024	2023	2022
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	17	19	18
Research and development	52	69	60
Sales and marketing	43	56	58
General and administrative	37	35	32
Total costs and expenses	149	179	168
Loss from operations	(49)	(79)	(68)
Interest income	10	12	4
Other income (expense), net	—	—	(1)
Loss before income taxes	(39)	(67)	(64)
Provision for income taxes	—	—	1
Net loss	(40)%	(68)%	(65)%
Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2024 and 2023
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Revenue	$247,276	$218,309	$28,967	13%
Revenue increased by $29.0 million, or 13%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increased advertiser spending as well as increased user engagement as measured by an 8% increase in 2024 WAUs. Full year ARPU increased 4% reflecting year-over-year growth in both revenue and WAUs.
Cost of revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Cost of revenue	$41,850	$41,613	$237	1%
Cost of revenue increased by $0.2 million, or 1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to a $0.6 million increase in third-party hosting costs due to rising user growth and engagement, a $0.4 million increase in advertising platform costs, and a $0.2 million increase in third-party costs associated with delivering and supporting our advertising products, partially offset by a $1.0 million decrease in allocated personnel-related costs.
Research and development

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Research and development	$127,939	$149,998	$(22,059)	(15)%
Research and development expenses decreased by $22.1 million, or 15%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $21.3 million decrease in personnel-related costs, inclusive of restructuring costs, primarily driven by a decrease in average headcount, and a $0.4 million decrease in allocated overhead costs reflecting a decrease in average headcount, partially offset by a $0.6 million increase in third-party software costs.

Sales and marketing

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Personnel-related and other	$77,350	$93,056	$(15,706)	(17)%
Brand and performance marketing	18,876	18,054	822	5%
Neighbor services	10,751	11,815	(1,064)	(9)%
Total sales and marketing	$106,977	$122,925	$(15,948)	(13)%
Sales and marketing expenses decreased by $15.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $15.7 million decrease in personnel-related and other costs, inclusive of restructuring costs, which was driven by a decrease in average headcount, a $1.1 million decrease in neighbor services, and a $0.3 million decrease in performance marketing costs to attract local businesses, partially offset by a $1.1 million increase in performance marketing costs for user acquisition.
General and administrative

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
General and administrative	$92,149	$76,057	$16,092	21%
General and administrative expenses increased by $16.1 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to $22.8 million of impairment costs related to office space reductions, partially offset by a $4.0 million decrease in personnel-related costs, inclusive of restructuring costs, which was driven by a decrease in average headcount, and a $1.9 million decrease in professional fees. Refer to Note 13 to our consolidated financial statements for further information on the impairment costs related to office space reductions.
Interest income

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Interest income	$24,381	$25,780	$(1,399)	(5)%
Interest income decreased by $1.4 million, or 5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by lower invested balances.
Other income (expense), net

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	$	%
Other income (expense), net	$(99)	$(505)	$406	(80)%
Other expense, net decreased by $0.4 million, or 80%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Provision for income taxes	$706	$756	$(50)	(7)%
Provision for income taxes decreased by $0.1 million, or 7%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in foreign income tax expenses.

Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $864.1 million as of December 31, 2024. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of December 31, 2024, we had $427.0 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our Share Repurchase Program, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.
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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the year ended December 31, 2024, we repurchased and retired 31.0 million shares of Class A common stock at an average purchase price of $2.44 per share for an aggregate repurchase price of $75.5 million. As of December 31, 2024, we had $97.2 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash used in operating activities	$(20,202)	$(59,273)	$(60,503)
Net cash provided by (used in) investing activities	$86,426	$66,490	$(342,448)
Net cash provided by (used in) financing activities	$(81,035)	$8,916	$(64,348)
Operating activities
Cash used in operating activities during the year ended December 31, 2024 was $20.2 million which resulted from a net loss of $98.1 million, adjusted for non-cash charges of $95.9 million and net cash outflows of $18.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $74.1 million of stock-based compensation expense, $22.8 million of non-cash impairment charges related to lease abandonment, and $3.9 million of depreciation and amortization expense, partially offset by $5.5 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $8.1 million decrease in accrued expenses and other liabilities, a $6.9 million decrease in operating lease liabilities due to lease payments, a $5.1 million increase in accounts receivable, and a $1.6 million decrease in accounts payable. These amounts were partially offset by a $3.7 million decrease in operating lease right-of-use assets due to normal amortization.
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
Investing activities
Cash provided by investing activities for the year ended December 31, 2024 was $86.4 million, which consisted of proceeds from maturities of marketable securities of $198.5 million and proceeds from sales of marketable securities of $185.6 million. This was partially offset by purchases of marketable securities of $289.8 million and a loan to Opportunity Finance Network of $7.5 million.
Cash provided by investing activities for the year ended December 31, 2023 was $66.5 million, which consisted of proceeds from maturities of marketable securities of $504.4 million and proceeds from sales of marketable securities of $155.4 million. This was partially offset by purchases of marketable securities of $590.6 million and a loan to Opportunity Finance Network of $2.5 million.
Financing activities
Cash used in financing activities for the year ended December 31, 2024 was $81.0 million, which consisted of repurchases of common stock of $75.5 million and $19.9 million of tax withholdings from stock-based awards, partially offset by $13.3 million of proceeds from the exercise of stock options and $1.1 million of proceeds from the issuance of common stock under the employee stock purchase plan.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(98,063)	$(147,765)	$(137,916)
Depreciation and amortization	3,898	5,769	5,656
Stock-based compensation	74,055	83,025	64,420
Interest income	(24,381)	(25,780)	(9,304)
Provision for income taxes	706	756	1,673
Restructuring charges	25,578	9,888	—
Adjusted EBITDA	$(18,207)	$(74,107)	$(75,471)
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
Interest Rate Risk
As of December 31, 2024, we had cash and cash equivalents of $45.6 million and marketable securities of $381.4 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, money market funds, and corporate bonds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nextdoor Holdings, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

How We Addressed the Matter in Our Audit
With the support of our information technology professionals, we identified and tested the relevant systems and tools used for the determination of initiation and processing of advertisements and recording of revenue, which included processes and controls related to access to the relevant systems and data, changes to the relevant systems, and configuration of the relevant systems.

To test the Company’s recognition of revenue, our audit procedures included, among others, testing the completeness and accuracy of the underlying data within the Company’s revenue systems, and comparing revenue recognized to accounts receivables and cash receipts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Nextdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nextdoor Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 27, 2025

Nextdoor Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$45,550	$60,233
Marketable securities	381,429	470,868
Accounts receivable, net of allowance of $380 and $385 as of December 31, 2024 and 2023, respectively	31,173	26,233
Prepaid expenses and other current assets	8,540	9,606
Total current assets	466,692	566,940
Restricted cash, non-current	11,171	11,171
Property and equipment, net	2,748	8,082
Operating lease right-of-use assets	14,447	56,968
Intangible assets, net	257	1,301
Goodwill	1,211	1,211
Other assets	17,427	8,891
Total assets	$513,953	$654,564
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$249	$1,895
Operating lease liabilities, current	8,495	6,208
Accrued expenses and other current liabilities	19,200	27,308
Total current liabilities	27,944	35,411
Operating lease liabilities, non-current	32,251	60,378
Other liabilities, non-current	270	218
Total liabilities	60,465	96,007
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; no shares issued or outstanding as of December 31, 2024 and 2023	—	—
Class A Common stock, $0.0001 par value; 2,500,000 shares authorized; 224,488 and 186,415 shares issued and outstanding as of December 31, 2024 and 2023, respectively	22	19
Class B Common stock, $0.0001 par value; 500,000 shares authorized; 158,134 and 201,960 shares issued and outstanding as of December 31, 2024 and 2023, respectively	16	20
Additional paid-in capital	1,316,616	1,323,595
Accumulated other comprehensive income	917	943
Accumulated deficit	(864,083)	(766,020)
Total stockholders' equity	453,488	558,557
Total liabilities and stockholders' equity	$513,953	$654,564
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue	$247,276	$218,309	$212,765
Costs and expenses:
Cost of revenue	41,850	41,613	38,981
Research and development	127,939	149,998	127,073
Sales and marketing	106,977	122,925	123,182
General and administrative	92,149	76,057	67,733
Total costs and expenses	368,915	390,593	356,969
Loss from operations	(121,639)	(172,284)	(144,204)
Interest income	24,381	25,780	9,304
Other income (expense), net	(99)	(505)	(1,343)
Loss before income taxes	(97,357)	(147,009)	(136,243)
Provision for income taxes	706	756	1,673
Net loss	$(98,063)	$(147,765)	$(137,916)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.39)	$(0.36)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	385,113	379,254	378,731
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(98,063)	$(147,765)	$(137,916)
Other comprehensive income (loss):
Foreign currency translation adjustments	128	35	723
Change in unrealized gain (loss) on available-for-sale marketable securities	(154)	3,104	(2,390)
Total other comprehensive income (loss)	(26)	3,139	(1,667)
Comprehensive loss	$(98,089)	$(144,626)	$(139,583)
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders'Equity
	Shares	Amount		Shares	Amount
Balances as of December 31, 2021	78,954	$8		304,701	$30	$1,225,815	$(529)	$(480,339)	$744,985
Release of restricted stock units, net of tax withholdings	4,315	—		97	—	—	—	—	—
Tax withholdings from stock-based awards	—	—		—	—	(695)	—	—	(695)
Repurchase of common stock	(23,252)	(2)		—	—	(77,230)	—	—	(77,232)
Conversion from Class B to Class A common stock	89,376	9		(89,376)	(9)	—	—	—	—
Issuance of common stock upon exercise of stock options	3,748	—		2,434	1	12,462	—	—	12,463
Issuance of common stock in connection with acquisition	—	—		173	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	552	—	—	—	—	1,430	—	—	1,430
Vesting of early exercised stock options	—	—		—	—	516	—	—	516
Vesting of restricted stock	—	—		—	—	4,764	—	—	4,764
Stock-based compensation	—	—		—	—	64,420	—	—	64,420
Other comprehensive loss	—	—		—	—	—	(1,667)	—	(1,667)
Net loss	—	—		—	—	—	—	(137,916)	(137,916)
Balances as of December 31, 2022	153,693	$15		218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units, net of tax withholdings	12,101	—		—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—		—	—	(273)	—	—	(273)
Conversion from Class B to Class A common stock	17,569	2		(17,569)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	2,023	1		1,500	—	7,180	—	—	7,181
Issuance of common stock under employee stock purchase plan	1,029	1		—	—	2,007	—	—	2,008
Vesting of early exercised stock options	—	—		—	—	174	—	—	174
Stock-based compensation	—	—		—	—	83,025	—	—	83,025
Other comprehensive income	—	—		—	—	—	3,139	—	3,139
Net loss	—	—		—	—	—	—	(147,765)	(147,765)
Balances as of December 31, 2023	186,415	$19		201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units, net of tax withholdings	15,516	—		—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—		—	—	(19,916)	—	—	(19,916)
Repurchase of common stock	(30,970)	(3)		—	—	(75,527)	—	—	(75,530)
Conversion from Class B to Class A common stock	45,702	4		(45,702)	(4)	—	—	—	—
Issuance of common stock upon exercise of stock options, net	7,115	1		1,876	—	13,335	—	—	13,336
Issuance of common stock under employee stock purchase plan	710	1		—	—	1,074	—	—	1,075
Stock-based compensation	—	—		—	—	74,055	—	—	74,055
Other comprehensive loss	—	—		—	—	—	(26)	—	(26)
Net loss	—	—		—	—	—	—	(98,063)	(98,063)
Balances as of December 31, 2024	224,488	$22		158,134	$16	$1,316,616	$917	$(864,083)	$453,488
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(98,063)	$(147,765)	$(137,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,898	5,769	5,656
Stock-based compensation	74,055	83,025	64,420
Non-cash impairment charges related to lease abandonment	22,760	—	—
Accretion of investments	(5,458)	(8,607)	151
Other	622	(301)	(2,251)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,149)	3,491	(168)
Prepaid expenses and other assets	30	3,399	3,751
Operating lease right-of-use assets	3,729	4,694	6,867
Accounts payable	(1,646)	(2,640)	(1,578)
Operating lease liabilities	(6,925)	(5,676)	(7,132)
Accrued expenses and other liabilities	(8,055)	5,338	7,697
Net cash used in operating activities	(20,202)	(59,273)	(60,503)
Cash flows from investing activities:
Purchases of property and equipment	(404)	(267)	(3,161)
Purchases of marketable securities	(289,794)	(590,610)	(711,887)
Sales of marketable securities	185,604	155,418	10,789
Maturities of marketable securities	198,520	504,449	366,811
Loan to Opportunity Finance Network	(7,500)	(2,500)	(5,000)
Net cash provided by (used in) investing activities	86,426	66,490	(342,448)
Cash flows from financing activities:
Proceeds from exercise of stock options, net of repurchases	13,336	7,181	12,463
Proceeds from issuance of common stock under employee stock purchase plan	1,075	2,008	1,430
Payment of transaction costs related to the reverse recapitalization	—	—	(314)
Tax withholdings from stock-based awards	(19,916)	(273)	(695)
Repurchase of common stock	(75,530)	—	(77,232)
Net cash provided by (used in) financing activities	(81,035)	8,916	(64,348)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	128	35	723
Net increase (decrease) in cash, cash equivalents, and restricted cash	(14,683)	16,168	(466,576)
Cash, cash equivalents, and restricted cash at beginning of period	71,404	55,236	521,812
Cash, cash equivalents, and restricted cash at end of period	$56,721	$71,404	$55,236
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$45,550	$60,233	$55,236
Restricted cash, non-current	11,171	11,171	—
Total cash, cash equivalents, and restricted cash	$56,721	$71,404	$55,236
Supplemental cash flow disclosures:
Cash paid for taxes	$1,003	$2,407	$1,201
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$—	$174	$5,280
Lease liabilities arising from obtaining right-of-use assets	$—	$10,665	$—
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network. Neighbors, public agencies and businesses use Nextdoor to connect around local information that matters in more than 340,000 neighborhoods globally. The Company reports its financial results based on a single reportable segment, which aligns with how the chief operating decision maker (“CODM”), who is its Chief Executive Officer (“CEO”), reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 12 - Segment and Geographical Information for further detail.
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

Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income is reported within interest income in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. The Company did not consider any of its investments to be other-than-temporarily impaired for the years ended December 31, 2024 and 2023.
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
Capitalized Internal-use Software
The Company capitalizes internal-use software costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized costs are recorded as part of property and equipment, net. The capitalized costs related to internal-use software are amortized on a straight-line basis over an estimated useful life of two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not capitalize any internal-use software costs for the years ended December 31, 2024 and 2023.
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
Impairment of Long-Lived Assets
Property and equipment and other long-lived assets, such as finite-lived intangible assets, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment is indicated, an impairment loss is recognized as the amount by which the carrying amount exceeds the fair value. The Company recorded $2.9 million of impairment charges for property and equipment for the year ended December 31, 2024. For additional information, please see Note 13 - Restructuring. No impairment was recorded for long-lived assets for the year ended December 31, 2023.
Leases
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
One customer accounted for 14% and 19% of the Company’s accounts receivable as of December 31, 2024 and 2023, respectively. No customer accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2024, 2023 and 2022.
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
Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of December 31, 2024 and 2023, deferred revenue was $6.8 million and $8.3 million, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. For the years ended December 31, 2024 and 2023, revenue recognized from deferred revenue at the beginning of each year was $5.9 million and $3.0 million, respectively.
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
Advertising Costs
Advertising costs which consist primarily of brand and performance marketing are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Total advertising costs incurred were $18.9 million, $18.1 million, and $33.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred income taxes are recognized for tax carryforwards and differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s historical operating performance and the recorded cumulative net losses in prior fiscal periods, the U.S. net deferred tax assets have been fully offset by a valuation allowance.
The Company operates in various tax jurisdictions which are subject to audit by various tax authorities. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% cumulative likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax provision in the consolidated statements of operations and income tax liabilities on the consolidated balance sheets.
Net Loss Per Share Attributable to Common Stockholders
The Company presents net loss per share attributable to common stockholders in conformity with the two-class method required for multiple classes of common stock and participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses. The Company considers its early exercised stock options and unvested restricted stock to be participating securities and contractually entitles the holders of such shares to participate in dividends but does not contractually obligate the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted this standard during the year ended December 31, 2024 and the guidance was applied retrospectively to all prior periods presented in the consolidated financial statements, resulting in additional disclosures. See Note 12 - Segment and Geographical Information for further detail. The adoption of this ASU did not have an impact on the Company’s consolidated balance sheets or statements of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures to disaggregate income statement expense items. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$17,198	$—	$—	$17,198
Corporate bonds	1,994	—	—	1,994
Total cash equivalents	19,192	—	—	19,192
Marketable securities:
Certificates of deposit	3,631	2	(1)	3,632
Commercial paper	12,751	20	(1)	12,770
Corporate bonds	284,359	722	(216)	284,865
U.S. Treasury securities	42,519	3	(140)	42,382
Asset-backed securities	37,626	167	(13)	37,780
Total marketable securities	380,886	914	(371)	381,429
Total	$400,078	$914	$(371)	$400,621

	As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$32,572	$—	$—	$32,572
Corporate bonds	1,696	—	—	1,696
Commercial paper	5,216	—	(3)	5,213
Total cash equivalents	39,484	—	(3)	39,481
Marketable securities:
Certificates of deposit	38,253	98	—	38,351
Commercial paper	71,263	110	(8)	71,365
Corporate bonds	226,495	851	(200)	227,146
U.S. Treasury securities	64,952	15	(263)	64,704
U.S. Agency bonds	29,918	—	(50)	29,868
Asset-backed securities	39,290	157	(13)	39,434
Total marketable securities	470,171	1,231	(534)	470,868
Total	$509,655	$1,231	$(537)	$510,349
All marketable securities are designated as available-for-sale securities as of December 31, 2024 and 2023.
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,229	$(1)	$—	$—	$1,229	$(1)
Commercial paper	2,258	(1)	—	—	2,258	(1)
Corporate bonds	82,499	(216)	418	—	82,917	(216)
U.S. Treasury securities	34,286	(137)	5,494	(3)	39,780	(140)
Asset-backed securities	4,396	(13)	98	—	4,494	(13)
Total	$124,668	$(368)	$6,010	$(3)	$130,678	$(371)

	As of December 31, 2023
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$23,410	$(11)	$—	$—	$23,410	$(11)
Corporate bonds	46,728	(133)	17,763	(67)	64,491	(200)
U.S. Treasury securities	57,471	(263)	—	—	57,471	(263)
U.S. Agency bonds	26,662	(50)	—	—	26,662	(50)
Asset-backed securities	6,276	(2)	1,237	(11)	7,513	(13)
Total	$160,547	$(459)	$19,000	$(78)	$179,547	$(537)
The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$171,990	$172,333
Due after one to three years	208,896	209,096
Total	$380,886	$381,429

	As of December 31, 2023
	Amortized Cost	Estimated Fair Value
Due within one year	$250,738	$250,927
Due after one to four years	219,433	219,941
Total	$470,171	$470,868
Note 4. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of December 31, 2024 and 2023. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$17,198	$—	$17,198
Corporate bonds	—	1,994	1,994
Total cash equivalents	17,198	1,994	19,192
Marketable securities:
Certificates of deposit	—	3,632	3,632
Commercial paper	—	12,770	12,770
Corporate bonds	—	284,865	284,865
U.S. Treasury securities	—	42,382	42,382
Asset-backed securities	—	37,780	37,780
Total marketable securities	—	381,429	381,429
Total cash equivalents and marketable securities	$17,198	$383,423	$400,621

	As of December 31, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$32,572	$—	$32,572
Corporate bonds	—	1,696	1,696
Commercial paper	—	5,213	5,213
Total cash equivalents	32,572	6,909	39,481
Marketable securities:
Certificates of deposit	—	38,351	38,351
Commercial paper	—	71,365	71,365
Corporate bonds	—	227,146	227,146
U.S. Treasury securities	—	64,704	64,704
U.S. Agency bonds	—	29,868	29,868
Asset-backed securities	—	39,434	39,434
Total marketable securities	—	470,868	470,868
Total cash equivalents and marketable securities	$32,572	$477,777	$510,349
The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2024 and 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value
The following tables present the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,076	$14,076

	As of December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$7,500	$—	$—	$7,011	$7,011
As of December 31, 2024 and 2023, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 5. Other Balance Sheet Components
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2024	2023
Computer equipment and software	$4,629	$4,278
Furniture and fixtures	1,558	2,303
Capitalized internal-use software	2,123	2,123
Leasehold improvements	5,378	10,597
Property and equipment, gross	13,688	19,301
Less: accumulated depreciation and amortization	(10,940)	(11,219)
Property and equipment, net	$2,748	$8,082
Depreciation and amortization expense was $2.9 million, $4.0 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Intangible Assets, net
The Company’s intangible assets consist of customer relationships and developed technology arising from acquisitions.
Intangible assets, net consisted of the following (in thousands):

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(6,811)	$257	1.0
Developed technology	4,600	(4,600)	—	0.0
Total intangible assets, net	$11,668	$(11,411)	$257	1.0

	As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Life (years)
Customer relationships	$7,068	$(6,381)	$687	1.5
Developed technology	4,600	(3,986)	614	0.7
Total intangible assets, net	$11,668	$(10,367)	$1,301	1.1
Amortization expense related to intangible assets was $1.0 million, $1.8 million and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Expected future amortization expense for intangible assets as of December 31, 2024 was as follows (in thousands):

2025	$257
Total	$257

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued compensation (1)	$3,718	$8,873
Employee stock purchase plan liability	708	1,093
Deferred revenue	6,803	8,294
Other accrued and current liabilities	7,971	9,048
Accrued expenses and other current liabilities	$19,200	$27,308
(1) Includes liabilities and remaining charges under the Cost Reduction Plan of $1.8 million as of December 31, 2023. Such amounts were immaterial as of December 31, 2024.
Note 6. Leases
The Company has entered into various non-cancellable office facility leases in various locations with original lease periods expiring between 2020 and 2029, with its primary office location in San Francisco, California. The Company entered into a lease consisting of multiple floors for its San Francisco headquarters in 2019, with a lease term through 2029. On January 30, 2023, the Company entered into a lease amendment for its headquarters lease. The lease amendment extended the lease term through April 30, 2032, and resulted in an increase to right-of-use assets and operating lease liabilities. During the second quarter of 2024, the Company determined it was no longer reasonably certain that the optional renewal period would be exercised resulting in a reduction in the lease term and a decrease to its right-of-use assets and operating lease liabilities. In addition, as part of a restructuring plan, the Company decided to vacate and abandon certain floors of its leased headquarters in San Francisco in order to streamline operations and optimize its office space. The Company ceased occupying the floors in June 2024 and, as a result, the Company recorded impairment charges for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the second quarter of 2024. See Note 13 - Restructuring for further details. The Company's lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$7,461	$9,370	$9,781
Short-term lease cost	2,102	1,887	1,417
Variable lease cost	2,925	2,553	1,665
Total	$12,488	$13,810	$12,863
Other information related to the Company’s operating leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,657	$10,347	$10,045
ROU assets obtained in exchange for new operating lease liabilities	$—	$9,107	$—
Remeasurement of operating lease liability and right-of-use asset	$(18,915)	$—	$—
Lease terms and discount rates for operating leases were as follows:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)	4.3	8.3
Weighted average discount rate	6.9%	7.1%

As of December 31, 2024, future minimum lease payments under operating leases were as follows (in thousands):

2025	$10,977
2026	10,777
2027	10,586
2028	10,936
2029	3,704
Total lease payments	46,980
Less: imputed interest	(6,234)
Present value of lease liabilities	40,746
Less: current operating lease liabilities	(8,495)
Long-term operating lease liabilities	$32,251
The table above does not include lease payments that were not fixed at commencement or lease modification.
Note 7. Commitments and Contingencies
Commitments
As of December 31, 2024, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

2025	$36,047
2026	32,798
2027	11,667
Thereafter	—
Total	$80,512
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of December 31, 2023.
The matters discussed below summarize the Company’s current significant ongoing pending legal proceedings as of December 31, 2024.
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its current and former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024. The Company filed a Motion to Dismiss on November 12, 2024. The Plaintiff filed an opposition to the Motion to Dismiss on January 14, 2025 and the Company filed its reply brief on February 13, 2025.
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
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025. The Company intends to vigorously defend against the claims in these actions. Given the procedural posture and the nature of such litigation matters, the Company is currently unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. Any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the years ended December 31, 2024, 2023 and 2022, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of December 31, 2024 and 2023.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the year ended December 31, 2024, the Company made one loan disbursement of $7.5 million. During the year ended December 31, 2023, the Company made one loan disbursement of $2.5 million. As of December 31, 2024 and 2023, the note receivable from OFN totaled $15.0 million and $7.5 million, respectively, and is recorded under other assets on the consolidated balance sheets.
Note 8. Stockholders’ Equity
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.
Common Stock

The Company was authorized to issue 2,500,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock as of December 31, 2024 and 2023. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. The holder of each share of Class A common stock is entitled to one vote per share and the holder of each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon certain events upon the terms and conditions described in the Company’s amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated. Shares of common stock reserved for future issuance on an as-converted basis were as follows (in thousands):

	As of December 31,
	2024	2023
Stock options outstanding	21,011	47,858
Unvested restricted stock units (RSUs)	42,891	33,515
Shares reserved for future award issuances	39,730	52,297
Total	103,632	133,670
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the years ended December 31, 2024 and 2023, 709,637 and 1,028,778 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the year ended December 31, 2024, the Company repurchased and retired 30,969,572 shares of Class A common stock at an average purchase price of $2.44 per share for an aggregate repurchase price of $75.5 million. During the year ended December 31, 2023, the Company did not repurchase or retire any shares of its Class A common stock. As of December 31, 2024, the Company had $97.2 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the year ended December 31, 2024 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	47,858	$2.58	5.2	$8,196
Options granted	321	$2.05
Options exercised	(12,016)	$1.48
Options forfeited or expired	(15,152)	$3.27
Outstanding at December 31, 2024	21,011	$2.71	4.7	$3,326
Exercisable at December 31, 2024	18,561	$2.73	4.3	$2,828
Vested or expected to vest at December 31, 2024	21,011	$2.71	4.7	$3,326
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The weighted average grant date fair value of options granted was $1.23 per share, $1.32 per share and $2.47 per share during the years ended December 31, 2024, 2023 and 2022, respectively.
The intrinsic value of the options exercised was $10.8 million, $2.2 million and $14.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

A summary of the Company’s RSU activity for the year ended December 31, 2024 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	33,515	$2.64
RSUs granted	45,204	$2.29
RSUs vested	(22,566)	$2.46
RSUs forfeited	(13,262)	$2.61
Unvested at December 31, 2024	42,891	$2.37
Market-based PSUs
On April 3, 2024, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of 5,010,020 shares of the Company’s Class A common stock. The PSUs will vest based on stock price targets achieved over a four-year period. PSUs that have not vested at the end of the applicable performance period will be forfeited. The vesting of the award is subject to the grantee’s continuous employment with the Company as Chief Executive Officer or Executive Chair and other customary provisions pursuant to the 2021 Plan. The award had a grant date fair value of $9.3 million, calculated using a Monte Carlo simulation model and recognized over the derived service period using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market related conditions. For the year ended December 31, 2024, the Company recognized $3.8 million of stock-based compensation expense in connection with this award.
Valuation Assumptions
The Company’s use of the Black-Scholes option-pricing model to estimate the fair value of stock options granted requires the input of highly subjective assumptions. These assumptions were estimated as follows:
Fair value of the underlying common stock – The fair value of the underlying common stock is determined by the closing price, on the date of grant, of the Company’s Class A common stock, which is traded on the New York Stock Exchange.
Expected volatility – Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. Prior to the year ended December 31, 2023, due to the lack of sufficient trading history of the Company’s common stock, it estimated the expected volatility of its stock options at their grant date by taking the weighted average historical volatility of a group of comparable publicly traded companies over a period equal to the expected term of the options. Starting in 2023, the expected volatility is estimated using the average volatility of our common stock and the stocks of comparable public companies within our industry.
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

The following assumptions were used to calculate the fair value of stock option grants and market-based PSUs made during the following periods:

	Year Ended December 31,
	2024	2023	2022
Stock Options
Expected volatility	67.7% - 68.0%	64.9% - 72.7%	53.9% - 61.2%
Expected term (years)	5.0	5.0 - 6.2	6.1
Risk-free interest rate	3.8% - 4.6%	3.4% - 4.7%	3.1%
Expected dividend yield	—	—	—
Fair value of common stock per share	$1.61 - $2.53	$1.44 - $3.31	$1.99 - $6.06
Market-based PSUs
Expected volatility	66.8%	—%	—%
Expected term (years)	5.0	0.0	0.0
Risk-free interest rate	4.3%	—%	—%
Expected dividend yield	—	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cost of revenue	$2,736	$3,201	$2,627
Research and development	39,037	43,619	35,567
Sales and marketing	9,671	12,548	10,160
General and administrative	22,611	23,657	16,066
Total	$74,055	$83,025	$64,420
As of December 31, 2024, there was $88.5 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.7 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(50,997)	$(47,066)	$(65,975)	$(81,790)	$(46,344)	$(91,572)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	200,277	184,836	169,331	209,923	127,266	251,465
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.25)	$(0.25)	$(0.39)	$(0.39)	$(0.36)	$(0.36)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	Year Ended December 31,
	2024	2023	2022
Outstanding stock options	21,011	47,858	55,388
Unvested RSUs	42,891	33,515	21,986
Unvested early exercised stock options subject to repurchase	—	—	102
Shares issuable pursuant to the employee stock purchase plan	1,368	1,828	2,566
Total	65,270	83,201	80,042
Note 10. Employee Benefit Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees in the United States. The Company is allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the 401(k) Plan and as approved by the Board of Directors. The Company matches a portion of eligible participants’ 401(k) contributions. The Company’s match totaled $1.2 million, $1.7 million and $1.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. No discretionary profit-sharing contributions have been made to date.
Note 11. Income Taxes
Loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(97,992)	$(147,786)	$(138,883)
Foreign	635	777	2,640
Loss before income taxes	$(97,357)	$(147,009)	$(136,243)
Provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	165	74	343
Foreign	605	1,321	1,560
Total current provision for income taxes	770	1,395	1,903
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(64)	(639)	(230)
Total deferred provision for income taxes	(64)	(639)	(230)
Total provision for income taxes	$706	$756	$1,673

Income tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate to pretax loss as a result of the following:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	(21.0)%	(21.0)%	(21.0)%
Stock-based compensation	9.2	5.8	5.3
R&D credit	(3.7)	(3.2)	(3.2)
Changes in valuation allowance	15.7	18.0	18.5
Other	0.5	0.9	1.6
Effective tax rate	0.7%	0.5%	1.2%
Tax effects of significant items comprising the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$128,783	$104,693
Credit carryforwards	17,193	22,382
Stock-based compensation	5,285	11,609
Lease liability	9,894	16,247
Capitalized R&D	24,437	37,270
Other	6,298	4,479
Total deferred tax assets	191,890	196,680
Valuation allowance	(187,437)	(181,884)
Total deferred tax assets, net	4,453	14,796
Deferred tax liabilities:
ROU asset basis	(3,508)	(13,900)
Total deferred tax liabilities	(3,508)	(13,900)
Net deferred tax assets	$945	$896
Based upon available objective evidence, management believes it is more likely than not that the U.S. net deferred tax assets will not be fully realizable. Accordingly, the Company has established a full valuation allowance for its U.S. net deferred tax assets. The valuation allowance increased by $5.6 million and $31.6 million, respectively, during 2024 and 2023.
As of December 31, 2024, the Company had federal net operating loss carryforwards of $516.4 million, which begin to expire in 2028, and state net operating loss carryforwards of $336.7 million, which begin to expire in 2025. Of the $516.4 million U.S. federal net operating losses $337.4 million is carried forward indefinitely but is limited to 80% of current year taxable income. As of December 31, 2024, the Company had federal tax credits of $15.7 million, which begin to expire in 2028, and state tax credits of $8.3 million, which do not expire. The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in Section 382 of the IRC. Utilization of net operating loss carryforwards and credits may be subject to annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
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

A reconciliation of the beginning and ending balances of unrecognized tax benefit were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross unrecognized tax benefits - beginning of year	$22,613	$18,564	$13,902
Increases related to current year tax positions	771	4,408	4,662
Increases related to prior year tax positions	152	241	—
Decreases related to prior year tax positions	(17,903)	(600)	—
Gross unrecognized tax benefits - end of year	$5,633	$22,613	$18,564
The amount of the Company's unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $0.4 million. The Company does not believe it is reasonably possible that its unrecognized tax benefits will significantly change in the next twelve months.
The Company has net operating losses in the United States federal and various state jurisdictions for which the tax years beginning in 2007 are open to examination by applicable taxing authorities.
Note 12. Segment and Geographical Information
The Company has one reportable and operating segment. The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Net loss is the Company’s primary measure of profit or loss and cost of revenue, research and development, sales and marketing, and general and administrative expenses are considered significant segment expenses and are reflected in the consolidated statement of operations. Other segment items included in consolidated net loss are interest income, other income (expense), net and the provision for income taxes, which are also reflected in the consolidated statements of operations.
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$236,687	$206,484	$204,449
International	10,589	11,825	8,316
Total	$247,276	$218,309	$212,765

Substantially all of the Company’s long-lived assets are located in the United States.
Note 13. Restructuring
In April 2024, the Company performed a restructuring intended to refocus the Company for future growth. The plan impacted 38 of the Company’s full-time employees. The Company incurred one-time charges of $2.8 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits, and related costs. The execution of the plan was substantially complete by the end of the second quarter of 2024. In addition, in June 2024 the Company ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. As a result, the Company recorded impairment charges of $22.8 million for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2024 (in thousands).

	Office Space Reductions (1)	Severance and Related Charges	Total
Research and development	$—	$250	$250
Sales and marketing	—	1,956	1,956
General and administrative	22,760	612	23,372
Total	$22,760	$2,818	$25,578

(1) Office space reductions are primarily non-cash and include impairment charges related to operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
Liabilities and remaining charges under the plan were immaterial as of December 31, 2024, and were included in accrued expenses and other current liabilities on the consolidated balance sheets.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2024, one of our Section 16 officers adopted Rule 10b5-1 Plans. Such Rule 10b5-1 Plan were entered into during an open trading window in accordance with our Insider Trading Policy.

On December 6, 2024, Sophia Schwartz, our General Counsel and Secretary, entered into a Rule 10b5-1 Plan (the “Schwartz Plan”) providing for the potential sale of up to 659,502 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Schwartz Plan, between an estimated start date of March 7, 2025 and December 31, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Schwartz Plan or the occurrence of certain events set forth therein. The Schwartz Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Schwartz Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
During the three months ended December 31, 2024, no other Section 16 officers and directors adopted or terminated a Rule 10b5-1 Plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Insider Trading Policy
We have adopted an Insider Trading Policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees. Our Insider Trading Policy also provides that we will not transact in any of our own securities unless in compliance with U.S. securities laws. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference as indicated.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of Nextdoor Holdings, Inc.	8-K	3.1	June 21, 2024
3.2	Amended and Restated Bylaws of Nextdoor Holdings, Inc.	8-K	3.1	December 1, 2022
4.1	Specimen Class A Common Stock Certificate of Nextdoor Holdings, Inc.	8-K	4.1	November 12, 2021
4.2	Description of Registrant’s Securities	10-K	4.2	February 27, 2024
10.1	Amended and Restated Registration Rights Agreement, dated November 5, 2021, by and among Nextdoor Holdings, Inc. and the other parties thereto	8-K	10.5	November 12, 2021
10.2+	2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.24	July 20, 2021
10.3+	Form of Early Exercise Stock Option Grant under the 2008 Equity Incentive Plan	S-4	10.26	July 20, 2021
10.4+	Form of Stock Option Grant under the 2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.27	July 20, 2021
10.5+	2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.25	July 20, 2021
10.6+	Form of Early Exercise Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.28	July 20, 2021
10.7+	Form of Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.29	July 20, 2021
10.8+	Form of Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan of Nextdoor, Inc.	8-K	10.18	November 12, 2021
10.9+	Nextdoor Holdings, Inc. 2021 Equity Incentive Plan	8-K	10.7	November 12, 2021
10.10+	Form of Stock Option Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.15	July 20, 2021
10.11+	Form of Restricted Stock Unit Award Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.16	July 20, 2021
10.12+	Nextdoor Holdings, Inc. 2021 Employee Stock Purchase Plan	8-K	10.10	November 12, 2021
10.13+	Executive Offer Letter of Sarah Friar	S-4	10.18	July 20, 2021
10.14+	Executive Offer Letter of Matt Anderson	10-K	10.15	February 27, 2024
10.15+	Executive Offer Letter of Heidi Andersen	S-4	10.20	July 20, 2021
10.16+	2023 Incentive Compensation Plan of Heidi Andersen	10-K	10.18	February 27, 2024
10.17+	Executive Offer Letter of John Orta	S-4	10.21	July 20, 2021

10.18+	Offer Letter, dated February 26, 2024, by and between Nextdoor Holdings, Inc. and Nirav Tolia	10-Q	10.2	May 7, 2024
10.19+	Transition Agreement, dated February 29, 2024, by and between Nextdoor Holdings, Inc. and Sarah Friar	10-Q	10.1	May 7, 2024
10.20+	Separation Agreement, dated May 8, 2024, by and between Nextdoor Holdings, Inc. and Heidi Andersen	10-Q	10.1	August 7, 2024
10.21+	Separation Agreement, dated May 8, 2024, by and between Nextdoor Holdings, Inc. and John Orta	10-Q	10.2	August 7, 2024
10.22+	Form of Indemnity Agreement	8-K	10.6	November 12, 2021
10.23+	Form of Change in Control and Severance Agreement	S-4	10.23	July 20, 2021
19.1*	Insider Trading Policy
21.1	List of Subsidiaries	8-K	21.1	November 12, 2021
23.1*	Consent of Ernst & Young, LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy	10-K	97.1	2/27/2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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

NEXTDOOR HOLDINGS, INC.

Date:	February 27, 2025	By:	/s/ Nirav Tolia
		Name:	Nirav Tolia
		Title:	Chief Executive Officer, President and Chairperson of the Board of Directors
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nirav Tolia and Matt Anderson, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nirav Tolia	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)	February 27, 2025
Nirav Tolia

/s/ Matt Anderson	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2025
Matt Anderson

/s/ Dana Evan	Director	February 27, 2025
Dana Evan

/s/ J. William Gurley	Director	February 27, 2025
J. William Gurley

/s/ Robert Hohman	Director	February 27, 2025
Robert Hohman

/s/ Marissa Mayer	Director	February 27, 2025
Marissa Mayer

/s/ Jason Pressman	Director	February 27, 2025
Jason Pressman

/s/ Niraj Shah	Director	February 27, 2025
Niraj Shah

/s/ Elisa Steele	Director	February 27, 2025
Elisa Steele

/s/ David Sze	Director	February 27, 2025
David Sze

/s/ Chris Varelas	Director	February 27, 2025
Chris Varelas