Form 10-Q
period 2025-03-31
Nextdoor Holdings, Inc.
filed 2025-05-07
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 5, 2025, there were 234,706,942 shares of the registrant’s Class A common stock outstanding and 147,881,514 shares of the registrant’s Class B common stock outstanding.

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

•the political, economic, and macroeconomic climate, whether in the advertising industry in general, or among specific types of advertisers or within particular geographies, including but not limited to the impacts related to significant political, trade, or regulatory developments, turmoil in the global banking system, labor shortages, supply chain disruptions, a potential recession, a potential temporary federal government shutdown, inflation, and changing interest rates;

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

•We are dependent on third-party software and service providers, including the Google Ad Manager (“GAM”) platform, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of March 31,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$57,338	$45,550
Marketable securities	360,547	381,429
Accounts receivable, net of allowance of $297 and $451 as of March 31, 2025 and December 31, 2024, respectively	21,556	31,173
Prepaid expenses and other current assets	12,355	8,540
Total current assets	451,796	466,692
Restricted cash, non-current	8,460	11,171
Property and equipment, net	2,285	2,748
Operating lease right-of-use assets	13,753	14,447
Intangible assets, net	205	257
Goodwill	1,211	1,211
Other assets	17,252	17,427
Total assets	$494,962	$513,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,033	$249
Operating lease liabilities, current	8,724	8,495
Accrued expenses and other current liabilities	18,861	19,200
Total current liabilities	28,618	27,944
Operating lease liabilities, non-current	29,993	32,251
Other liabilities, non-current	282	270
Total liabilities	58,893	60,465
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 235,007 and 224,488 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	23	22
Class B common stock, $0.0001 par value; 500,000 shares authorized, 147,882 and 158,134 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	15	16
Additional paid-in capital	1,320,862	1,316,616
Accumulated other comprehensive income	1,204	917
Accumulated deficit	(886,035)	(864,083)
Total stockholders’ equity	436,069	453,488
Total liabilities and stockholders’ equity	$494,962	$513,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$54,176	$53,146
Costs and expenses:
Cost of revenue	9,447	9,978
Research and development	33,494	31,319
Sales and marketing	22,112	29,872
General and administrative	16,136	16,726
Total costs and expenses	81,189	87,895
Loss from operations	(27,013)	(34,749)
Interest income	4,982	6,846
Other income (expense), net	220	(159)
Loss before income taxes	(21,811)	(28,062)
Provision for income taxes	141	199
Net loss	$(21,952)	$(28,261)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.06)	$(0.07)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	384,335	392,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net loss	$(21,952)	$(28,261)
Other comprehensive income (loss):
Foreign currency translation adjustments	3	67
Change in unrealized gain (loss) on available-for-sale marketable securities	284	(851)
Total other comprehensive income (loss)	$287	$(784)
Comprehensive loss	$(21,665)	$(29,045)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units	3,875	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(6,019)	—	—	(6,019)
Repurchase of common stock	(4,720)	—	—	—	(9,130)	—	—	(9,130)
Conversion from Class B to Class A common stock	10,252	1	(10,252)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	703	—	—	—	1,591	—	—	1,591
Issuance of common stock under employee stock purchase plan	409	—	—	—	713	—	—	713
Stock-based compensation	—	—	—	—	17,091	—	—	17,091
Other comprehensive income	—	—	—	—	—	287	—	287
Net loss	—	—	—	—	—	—	(21,952)	(21,952)
Balances as of March 31, 2025	235,007	$23	147,882	$15	$1,320,862	$1,204	$(886,035)	$436,069

	Three Months Ended March 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units	4,242	—	—	—	—	—	—	—
Tax withholdings on release of restricted stock units	—	—	—	—	(1,261)	—	—	(1,261)
Repurchase of common stock	(4,448)	—	—	—	(9,751)	—	—	(9,751)
Conversion from Class B to Class A common stock	709	—	(709)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	2,306	—	—	—	2,830	—	—	2,830
Issuance of common stock under employee stock purchase plan	407	—	—	—	606	—	—	606
Stock-based compensation	—	—	—	—	19,506	—	—	19,506
Other comprehensive loss	—	—	—	—	—	(784)	—	(784)
Net loss	—	—	—	—	—	—	(28,261)	(28,261)
Balances as of March 31, 2024	189,631	$19	201,251	$20	$1,335,525	$159	$(794,281)	$541,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(21,952)	$(28,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	544	1,387
Stock-based compensation	17,091	19,506
Accretion of investments	(725)	(1,878)
Other	122	347
Changes in operating assets and liabilities:
Accounts receivable, net	9,807	191
Prepaid expenses and other assets	(3,640)	(1,731)
Operating lease right-of-use assets	694	1,180
Accounts payable	784	226
Operating lease liabilities	(2,029)	(1,472)
Accrued expenses and other liabilities	(328)	(3,122)
Net cash provided by (used in) operating activities	368	(13,627)
Cash flows from investing activities
Purchases of property and equipment	(28)	(20)
Purchases of marketable securities	(79,381)	(52,637)
Sales of marketable securities	62,454	28,770
Maturities of marketable securities	38,506	67,277
Loan to Opportunity Finance Network	—	(7,500)
Net cash provided by investing activities	21,551	35,890
Cash flows from financing activities
Proceeds from exercise of stock options	1,591	2,830
Proceeds from issuance of common stock under employee stock purchase plan	713	606
Tax withholdings on release of restricted stock units	(6,019)	(1,261)
Repurchase of common stock	(9,130)	(9,751)
Prepayment under share repurchase program	—	(5,317)
Net cash used in financing activities	(12,845)	(12,893)
Effect of exchange rate changes on cash and cash equivalents	3	67
Net increase in cash, cash equivalents, and restricted cash	9,077	9,437
Cash, cash equivalents, and restricted cash at beginning of period	56,721	71,404
Cash, cash equivalents, and restricted cash at end of period	$65,798	$80,841
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$57,338	$69,670
Restricted cash, non-current	8,460	11,171
Total cash, cash equivalents, and restricted cash	$65,798	$80,841
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network. Neighbors, public agencies and businesses use Nextdoor to connect around local information that matters in more than 345,000 neighborhoods globally, across 11 countries.
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
The condensed consolidated balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2025 or any other future interim or annual period.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2024 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosures primarily related to an entity’s rate reconciliation and information on income taxes paid. The Company will be required to adopt this standard for the annual report period ending December 31, 2025. This guidance will be applied on a prospective basis with the option to apply the standard retrospectively. While the standard will require additional disclosures related to the Company’s income taxes, the Company does not expect this standard to have an impact on its financial statements.

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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of March 31, 2025 and December 31, 2024, deferred revenue was $6.9 million and $6.8 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each period was $2.7 million and $1.1 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of March 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$24,452	$—	$—	$24,452
Corporate bonds	735	—	—	735
Total cash equivalents	25,187	—	—	25,187
Marketable securities:
Certificates of deposit	3,215	5	—	3,220
Commercial paper	11,301	15	—	11,316
Corporate bonds	272,159	784	(78)	272,865
U.S. Treasury securities	21,299	11	(41)	21,269
Asset-backed securities	51,746	140	(9)	51,877
Total marketable securities	359,720	955	(128)	360,547
Total	$384,907	$955	$(128)	$385,734

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$17,198	$—	$—	$17,198
Corporate bonds	1,994	—	—	1,994
Total cash equivalents	19,192	—	—	19,192
Marketable securities:
Certificates of deposit	3,631	2	(1)	3,632
Commercial paper	12,751	20	(1)	12,770
Corporate bonds	284,359	722	(216)	284,865
U.S. Treasury securities	42,519	3	(140)	42,382
Asset-backed securities	37,626	167	(13)	37,780
Total marketable securities	380,886	914	(371)	381,429
Total	$400,078	$914	$(371)	$400,621
All marketable securities are designated as available-for-sale securities as of March 31, 2025 and December 31, 2024.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	52,903	(78)	—	—	52,903	(78)
U.S. Treasury securities	19,044	(41)	—	—	19,044	(41)
Asset-backed securities	9,400	(9)	25	—	9,425	(9)
Total	$81,347	$(128)	$25	$—	$81,372	$(128)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,229	$(1)	$—	$—	$1,229	$(1)
Commercial paper	$2,258	$(1)	$—	$—	$2,258	$(1)
Corporate bonds	82,499	(216)	418	—	82,917	(216)
U.S. Treasury securities	34,286	(137)	5,494	(3)	39,780	(140)
Asset-backed securities	4,396	(13)	98	—	4,494	(13)
Total	$124,668	$(368)	$6,010	$(3)	$130,678	$(371)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$147,525	$147,712
Due after one to four years	212,195	212,835
Total	$359,720	$360,547

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$171,990	$172,333
Due after one to four years	208,896	209,096
Total	$380,886	$381,429
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of March 31, 2025 and December 31, 2024.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$24,452	$—	$24,452
Corporate bonds	—	735	735
Total cash equivalents	24,452	735	25,187
Marketable securities:
Certificates of deposit	—	3,220	3,220
Commercial paper	—	11,316	11,316
Corporate bonds	—	272,865	272,865
U.S. Treasury securities	—	21,269	21,269
Asset-backed securities	—	51,877	51,877
Total marketable securities	—	360,547	360,547
Total cash equivalents and marketable securities	$24,452	$361,282	$385,734

	As of December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$17,198	$—	$17,198
Corporate bonds	—	1,994	1,994
Total cash equivalents	17,198	1,994	19,192
Marketable securities:
Certificates of deposit	—	3,632	3,632
Commercial paper	—	12,770	12,770
Corporate bonds	—	284,865	284,865
U.S. Treasury securities	—	42,382	42,382
Asset-backed securities	—	37,780	37,780
Total marketable securities	—	381,429	381,429
Total cash equivalents and marketable securities	$17,198	$383,423	$400,621
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

	As of March 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,102	$14,102

	As of December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,076	$14,076
As of March 31, 2025 and December 31, 2024, there were no other financial instruments or liabilities that were not recorded at fair value.

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
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024. The Company filed a Motion to Dismiss on November 12, 2024. The plaintiff filed an opposition to the Motion to Dismiss on January 14, 2025 and the Company filed its reply brief on February 13, 2025. A hearing was initially scheduled for March 20, 2025, but the court took the motion under submission without oral argument.
On July 26, 2024, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants certain of the Company’s former and current officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint described above. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The lawsuit is currently stayed. On April 3, 2025, the court referred the derivative action to the magistrate judge for discovery, which does not impact the current stay.
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
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025, following which discovery commenced. The Company intends to vigorously defend against the claims in these actions. Given the procedural posture and the nature of such litigation matters, the Company is currently unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. Any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three months ended March 31, 2025 and 2024, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of March 31, 2025 and December 31, 2024.
Opportunity Finance Network Loan Agreement
On June 29, 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. OFN is a national network of community development financial institutions (“CDFIs”). OFN will use the loan proceeds to make low-cost, fixed-rate loans to OFN-member CDFIs that on-lend those loan proceeds to fund affordable housing, community facilities, small businesses, nonprofit organizations, consumer finance, and other eligible financing extended by such CDFIs. Each disbursement made by the Company will bear interest at a rate of 0.75% per annum and will be due quarterly from OFN. The outstanding principal, plus any accrued and unpaid interest, for each disbursement becomes due and payable 10 years following the disbursement date. During the year ended December 31, 2024, the Company made one final loan disbursement of $7.5 million. As of March 31, 2025, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended March 31, 2025 and 2024, 408,404 and 407,298 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three months ended March 31, 2025, the Company repurchased and retired 4,720,415 shares of its Class A common stock at an average purchase price of $1.92 per share for an aggregate repurchase price of $9.1 million. During the three months ended March 31, 2024, the Company repurchased and retired 4,448,423 shares of its Class A common stock at an average purchase price of $2.19 per share for an aggregate repurchase price of $9.8 million. As of March 31, 2025, the Company had $88.2 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2025 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,011	$2.71	4.7	$3,326
Options granted	—	$—
Options exercised	(703)	$2.26
Options forfeited or expired	(792)	$2.25
Outstanding at March 31, 2025	19,516	$2.75	4.4	$199
Exercisable at March 31, 2025	18,084	$2.76	4.2	$187
Vested or expected to vest at March 31, 2025	19,516	$2.75	4.4	$199
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. No options were granted during the three months ended March 31, 2025. The weighted average grant date fair value of options granted was $1.10 per share during the three months ended March 31, 2024.

The intrinsic value of the options exercised was $0.3 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

A summary of the Company’s RSU activity for the three months ended March 31, 2025 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	42,891	$2.37
RSUs granted	29,908	$1.77
RSUs vested	(6,289)	$2.44
RSUs forfeited	(2,732)	$2.40
Unvested at March 31, 2025	63,778	$2.08

Market-based PSUs
On March 7, 2025, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of approximately 0.7 million shares of the Company’s Class A common stock (“2025 PSU”), and on April 3, 2024, the Company granted its Chief Executive Officer a similar market-based PSU award of approximately 5.0 million shares of Class A common stock (“2024 PSU”). For both awards, the PSUs will vest based on stock price targets achieved over a four-year period, and any PSUs that have not vested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantee’s continuous employment with the Company as Chief Executive Officer or Executive Chair, as well as other customary provisions pursuant to the Company’s 2021 Plan. The grant date fair value of the 2025 PSU was $1.0 million and the grant date fair value of the 2024 PSU was $9.3 million, each calculated using a Monte Carlo simulation model and recognized over the respective derived service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three months ended March 31, 2025, the Company recognized $1.2 million of stock-based compensation expense in connection with these two awards.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Three Months Ended March 31,
	2025	2024
Expected volatility	66.5%	—
Expected term (in years)	4.9	—
Risk-free interest rate	4.1%	—
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$745	$709
Research and development	9,188	10,007
Sales and marketing	2,472	3,352
General and administrative	4,686	5,438
Total	$17,091	$19,506
As of March 31, 2025, there was $117.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.1 years.

Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(13,153)	$(8,799)	$(13,731)	$(14,530)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	230,276	154,059	190,564	201,655
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.06)	$(0.06)	$(0.07)	$(0.07)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of March 31,
	2025	2024
Outstanding stock options	19,516	39,781
Unvested RSUs	63,778	40,924
Shares issuable pursuant to the ESPP	1,504	1,562
Total	84,798	82,267
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
The Company recorded an income tax expense for the three months ended March 31, 2025 and 2024 of $0.1 million and $0.2 million, respectively, both of which were primarily related to foreign taxes.
Note 10. Segment and Geographical Information
The Company has one reportable and operating segment. The Company’s Chief Operating Decision Maker is its CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Net loss is the Company’s primary measure of profit or loss and cost of revenue, research and development, sales and marketing, and general and administrative expenses are considered significant segment expenses and are reflected in the consolidated statement of operations. Other segment items included in consolidated net loss are interest income, other income (expense), net and the provision for income taxes, which are also reflected in the consolidated statements of operations.
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$51,901	$49,899
International	2,275	3,247
Total	$54,176	$53,146

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
Overview
Nextdoor is the essential neighborhood network. Neighbors, public agencies and businesses use Nextdoor to connect around local information that matters in more than 345,000 neighborhoods globally, across 11 countries.
Key business metrics for the three months ended March 31, 2025 are as follows:
•Weekly Active Users (“WAUs”) were 46.1 million, an increase of 6% compared to the three months ended March 31, 2024.
•Average revenue per weekly active user (“ARPU”) was $1.18, a decrease of 4% compared to the three months ended March 31, 2024.
Financial Results as of and for the three months ended March 31, 2025 are as follows:
•Revenue for the three months ended March 31, 2025 was $54.2 million, an increase of 2% compared to the three months ended March 31, 2024.
•Total costs and expenses for the three months ended March 31, 2025 were $81.2 million, a decrease of 8% compared to the three months ended March 31, 2024.
•Net loss for the three months ended March 31, 2025 decreased 22% to $22.0 million, compared to $28.3 million for the three months ended March 31, 2024.
•Adjusted EBITDA loss for the three months ended March 31, 2025 decreased 35% to $9.2 million, compared to $14.0 million for the three months ended March 31, 2024.
•Cash, cash equivalents, and marketable securities were $417.9 million as of March 31, 2025.
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
Weekly Active Users (WAU) and Platform WAU
We define a WAU as a Nextdoor user who opens our application, logs on to our website, or engages with an email with monetizable content at least once during a defined 7-day period.1 We calculate average WAUs for a particular period by calculating the count of unique users, on a rolling basis for the past seven days, for each day of that period, and dividing that sum by the number of days in that period. We assess the health of our business by measuring WAUs because we believe that weekly usage best captures the cadence at which we expect a healthy user base to engage with, and derive the most utility from our platform, and by extension their neighborhood. We have also historically presented WAUs by geography because we are more advanced in engagement and monetization in the United States than internationally.
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

Platform WAU is the subset of our WAUs who open our application or logs on to our website at least once during a defined 7-day period (“Platform WAU”). It excludes WAUs that only engage with an email with monetizable content. In our future filings, we will no longer report WAUs and will instead report Platform WAUs. In recent periods, we have made changes to the business that have made Platform WAU a more important business metric for us, and as we proceed with our NEXT initiative (which is focused on making our platform more robust and engaging for users), we believe that Platform WAUs will be a more important metric for our business than it has been in the past. In light of these changes, we believe that reporting Platform WAUs instead of WAUs will provide more relevant insight into our current business performance and will better align with how management currently views the business. Moreover, while we continue to view international monetization as a long-term growth opportunity, our focus is on improving our product experience and aligning our operations to best serve users and advertisers in existing markets, primarily in the United States. Accordingly, in future filings, we will no longer provide a breakout of our key business metrics between the United States and international market.

In recent years, changes made to third party email operating systems have limited our ability to measure user engagement with emails containing monetizable content. This impacts our ability to accurately calculate a portion of WAUs for periods following the adoption of the updated operating systems. To address this, we use estimates for these user engagement numbers based on historical data sets, as well as data from users who engage with Nextdoor’s monetizable email content. This does not impact our ability to accurately calculate Platform WAU. For additional information, please see the section entitled “Risk Factors – Certain of our market opportunities and key metric estimates could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.”
Our WAU for the three months ended March 31, 2025 and 2024 were 46.1 million and 43.4 million, respectively, which represents 6% growth period over period. Our Platform WAU for the three months ended March 31, 2025 and 2024 were 22.5 million and 21.4 million, respectively, which represents a 5% growth period over period.

Quarterly Average Weekly Active Users and Platform Weekly Active Users
(in millions)

Global
50.0
40.0
30.0
20.0
10.0
0.0
41.8
43.4
45.1
45.9
45.9
46.1
20.9
21.4
22.0
22.6
22.6
22.5
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Platform WAU
Total WAU

Average Revenue per Weekly Active User (ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our ARPU metric. We define ARPU as our total revenue in that geography during a period divided by the average of the number of WAUs in that geography during the same period. We have also historically presented ARPU on a U.S. and international basis because we are more advanced in our monetization in the United States than internationally. In future filings, we will continue to present ARPU but the denominator will be based on the average number of Platform WAUs instead of WAUs. Similarly, for the reasons discussed above under “Weekly Active Users (WAU) and Platform WAU”, we will no longer provide a breakout of our key business metrics between the United States and international.
U.S. ARPU is higher primarily due to our decision to focus our earliest monetization efforts there, the size and maturity of our audience in the United States, as well the size of the U.S. advertising market. For purposes of calculating ARPU, revenue by user geography is apportioned to each region based on a determination of the location of the account where the revenue-generating activities occur. Our ARPU for the three months ended March 31, 2025 and 2024 was $1.18 and $1.22, respectively, with the decrease due to stronger WAU growth relative to revenue growth. Our ARPU for Platform WAU for the three months ended March 31, 2025 and 2024 was $2.41 and $2.49, respectively, with the decrease due to stronger WAU growth relative to revenue growth.

Quarterly ARPU

Global
$4.00
$3.00
$2.00
$1.00
$—
$2.66
$2.49
$2.88
$2.90
$2.88
$2.41
$1.33
$1.22
$1.40
$1.43
$1.42
$1.18
Q4'23
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Total ARPU
Platform ARPU

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

	Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$54,176	$53,146
Costs and expenses(1):
Cost of revenue	9,447	9,978
Research and development	33,494	31,319
Sales and marketing	22,112	29,872
General and administrative	16,136	16,726
Total costs and expenses	81,189	87,895
Loss from operations	(27,013)	(34,749)
Interest income	4,982	6,846
Other income (expense), net	220	(159)
Loss before income taxes	(21,811)	(28,062)
Provision for income taxes	141	199
Net loss	$(21,952)	$(28,261)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of revenue	$745	$709
Research and development	9,188	10,007
Sales and marketing	2,472	3,352
General and administrative	4,686	5,438
Total	$17,091	$19,506
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended March 31,
(as a percentage of total revenue)	2025	2024
Revenue	100%	100%
Costs and expenses:
Cost of revenue	17	19
Research and development	62	59
Sales and marketing	41	56
General and administrative	30	31
Total costs and expenses	150	165
Loss from operations	(50)	(65)
Interest income	9	13
Other income (expense), net	—	—
Loss before income taxes	(40)	(53)
Provision for income taxes	—	—
Net loss	(41)%	(53)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Revenue	$54,176	$53,146	$1,030	2%
Revenue increased by $1.0 million, or 2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to increased user engagement, as measured by a 5% increase in Q1 Platform WAUs, which exceeded the increase in advertiser spending.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Cost of revenue	$9,447	$9,978	$(531)	(5)%
Cost of revenue decreased by $0.5 million, or 5%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $0.6 million decrease in third-party hosting costs.
Research and development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Research and development	$33,494	$31,319	$2,175	7%
Research and development expenses increased by $2.2 million, or 7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to a $2.0 million increase in personnel-related costs driven by an increase in headcount.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Personnel-related and other	$16,731	$20,916	$(4,185)	(20)%
Brand and performance marketing	2,746	6,143	(3,397)	(55)%
Neighbor services	2,635	2,813	(178)	(6)%
Total sales and marketing	$22,112	$29,872	$(7,760)	(26)%
Sales and marketing expenses decreased by $7.8 million, or 26%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $4.2 million decrease in personnel-related costs driven by a decrease in headcount, a $1.8 million decrease in performance marketing costs to attract local businesses and a $1.6 million decrease in performance marketing costs for user acquisition.
General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$16,136	$16,726	$(590)	(4)%

General and administrative expenses decreased by $0.6 million, or 4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $0.7 million decrease in personnel-related costs driven by a decrease in headcount.
Interest income

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest income	$4,982	$6,846	$(1,864)	(27)%
Interest income decreased by $1.9 million, or 27%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income (expense), net

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Other income (expense), net	$220	$(159)	$379	NM
Other income (expense), net increased by $0.4 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Provision for income taxes	$141	$199	$(58)	(29)%
Provision for income taxes decreased by $0.1 million, or 29%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $886.0 million as of March 31, 2025. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of March 31, 2025, we had $417.9 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the three months ended March 31, 2025, we repurchased and retired 4.7 million shares of Class A common stock at an average purchase price of $1.92 per share for an aggregate repurchase price of $9.1 million. As of March 31, 2025, we had $88.2 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$368	$(13,627)
Net cash provided by investing activities	$21,551	$35,890
Net cash used in financing activities	$(12,845)	$(12,893)
Operating activities
Cash provided by operating activities during the three months ended March 31, 2025 was $0.4 million which resulted from a net loss of $22.0 million, adjusted for non-cash charges of $17.0 million and net cash inflows of $5.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $17.1 million of stock-based compensation expense and $0.5 million of depreciation and amortization expense, partially offset by $0.7 million of accretion on investments. The net cash inflows from changes in operating assets and liabilities were primarily due to a $9.8 million decrease in accounts receivable, a $0.8 million increase in accounts payable, and a $0.7 million decrease in operating lease right-of-use assets due to normal amortization. These amounts were partially offset by a $3.6 million increase in prepaid expenses and other assets, a $2.0 million decrease in operating lease liabilities due to lease payments, and a $0.3 million decrease in accrued expenses and other liabilities.
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
Investing activities
Cash provided by investing activities for the three months ended March 31, 2025 was $21.6 million, which consisted of proceeds from sales of marketable securities of $62.5 million and proceeds from maturities of marketable securities of $38.5 million. This was partially offset by purchases of marketable securities of $79.4 million.
Cash provided by investing activities for the three months ended March 31, 2024 was $35.9 million, which consisted of proceeds from maturities of marketable securities of $67.3 million and proceeds from sales of marketable securities of $28.8 million. This was partially offset by purchases of marketable securities of $52.6 million and a loan to Opportunity Finance Network of $7.5 million.

Financing activities
Cash used in financing activities for the three months ended March 31, 2025 was $12.8 million, which consisted of repurchases of common stock of $9.1 million and tax withholdings on release of restricted stock units of $6.0 million. This was partially offset by proceeds from the exercise of stock options of $1.6 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.7 million.
Cash provided by financing activities for the three months ended March 31, 2024 was $12.9 million, which consisted of repurchases of common stock of $9.8 million, prepayment under the Share Repurchase Program of $5.3 million, and tax withholdings on release of restricted stock units of $1.3 million. This was partially offset by proceeds from the exercise of stock options of $2.8 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(21,952)	$(28,261)
Depreciation and amortization	544	1,387
Stock-based compensation	17,091	19,506
Interest income	(4,982)	(6,846)
Provision for income taxes	141	199
Adjusted EBITDA	$(9,158)	$(14,015)
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
There have been no material changes to our critical accounting policies requiring estimates, assumptions, and judgments as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Interest Rate Risk
As of March 31, 2025, we had cash and cash equivalents of $57.3 million and marketable securities of $360.5 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a party to, and may from time to time in the future, be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For more information regarding legal proceedings and other claims in which we are involved, see Note 6, Commitments and Contingencies, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.
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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the wars in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the implementation of tariffs by the United States, China, or other governments, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. For example, in April 2025, the United States announced tariffs on imported goods from most countries, certain of which have been temporarily suspended. U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response to such U.S. tariffs, may also adversely affect spending by advertisers and, consequently, our operating results. The announcement of these tariffs has also recently resulted in significant volatility in the stock market. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to the accuracy, bias, and other variables of the data, and these safeguards may be insufficient. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of their impact on human rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. In addition, existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act (the “EU AI Act”) prohibits certain AI applications and systems with unacceptable risk and imposes additional requirements on the use of other high-risk or limited-risk AI applications or systems, which may require the implementation of additional quality assurance controls and measures to be reviewed and approved by regulatory submissions of our products. Similarly, in the United States, over half of U.S. states have considered or adopted legislation concerning AI and generative AI. For example, the Colorado Artificial Intelligence Act, which comes into effect on February 1, 2026, regulates the use of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. In California, laws aimed at addressing potential harms from AI use, such as deepfakes or misleading political advertisements, have faced legal challenges. We may not always be able to anticipate the regulatory development and necessary response to these frameworks given that they are still rapidly evolving. We may also have to expend resources to adjust our product or service offerings in certain jurisdictions if the legal frameworks governing the use of AI are not consistent across jurisdictions. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by

U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We make product and investment decisions, which we believe are essential to the success of our platform and in serving the best, long-term interests of Nextdoor and our stockholders. In the past, we have forgone, and may in the future, including with the introduction of NEXT, forgo, certain expansion or revenue opportunities or other opportunities that have positive short-term financial impacts that we do not believe are aligned with the long-term success of our platform, even if our decision may negatively impact our operating results in the short term. In addition, in connection with implementing our NEXT initiative, we anticipate shifts in usage and ad supply impressions which may adversely impact our business, operating results, and financial condition. Our decisions may not result in the long-term benefits that we expect, in which case our neighbor engagement, business, operating results, and financial condition could be harmed.
We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of March 31, 2025, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 345,000 neighborhoods. We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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

Risks Related to Security and Technology
We are dependent on third-party software and service providers, including the GAM platform, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
Currently, we are dependent on third-party software and service providers, including the GAM platform, for management and delivery of certain advertisements on the Nextdoor platform. As such, the continued use of third-party software and service providers, including GAM, is critical to our continued success and any service disruptions, adverse changes to the terms of use, pricing or related terms and conditions for such third-party providers’ products, or difficulties with such products, including our data usage, meeting our requirements or standards could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We market and distribute our platform (including related mobile applications) through a variety of third-party publishers and distribution channels. Our ability to market our brands on any given property or channel is subject to the policies of the relevant third party. There is no guarantee that mobile platforms will continue to feature our platform, or that neighbors using mobile devices will continue to use our platform rather than competing products. We are dependent on the interoperability of our platform with mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, or mobile carriers, or in their terms of service or policies that degrade the functionality of our platform, reduce or eliminate our ability to update or distribute our platform, give preferential treatment to competitive products, limit our ability to deliver, target, or measure the effectiveness of advertisements, or charge fees related to the distribution of our platform or our delivery or placement of advertisements could materially adversely affect the usage of our platform on mobile devices, our business, operating results, and financial condition. For example, Apple requires neighbors using the app to opt in before their identifier for advertisers can be accessed by an app and has security measures in its Apple mail client available on its operating systems which have impacted, and are expected to continue to impact, our ability to track individual users and devices, and measure the effectiveness of our advertisements. While we have not observed any directly attributable negative impact on our business, operating results or financial condition, including our revenue, revenue growth rates, and operating income (loss), related to these features, we may be impacted by such changes, or other changes to third-party policies or applications in the future, and as a result, our business, operating results and financial condition, including our revenue, revenue growth rates, and operating income (loss), could, in the future, be adversely impacted by changes made by third-party publishers and distribution channels.

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

Our public disclosures, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our sustainability initiatives. Moreover, laws and regulations may require us to provide sustainability-related disclosure. For example, California has adopted two climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state to make certain climate-related claims and to provide enhanced disclosures around the achievement of such claims. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. In connection with any legal or regulatory requirements, we may be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.

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
We have regularly reviewed key business and other metrics, including WAUs, Verified Neighbors and ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. In recent years, changes made to third party email operating systems have limited our ability to measure user engagement with emails containing monetizable content. This has impacted our ability to accurately calculate a portion of WAUs for periods following the adoption of the updated operating systems. To address this, we have used estimates for these user engagement numbers based on historical data sets, as well as data from users who engage with Nextdoor’s monetizable email content. This does not impact our ability to accurately calculate Platform WAU. If we fail to maintain an effective analytics platform, our key metrics calculations may be inaccurate, and we may not be able to identify those inaccuracies. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We may change our key business metrics from time to time, including as a result of changes to our platform such as our NEXT initiative. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. For example, in recent periods, we have made changes to the business that have made Platform WAU a more important business metric for us, and as we proceed with our NEXT initiative (which is focused on making our platform more robust and engaging for users), we believe that Platform WAUs will be a more important metric for our business than it has been in the past. In light of these changes, we believe that reporting Platform WAUs instead of WAUs will provide more relevant insight into our current business performance and will better align with how management currently views the business. Beginning with our Quarterly Report on Form 10-Q for the three and six months ending June 30, 2025, we will no longer report WAUs and will instead report Platform WAU in our future filings. In addition, we will continue to present ARPU but the denominator will based on the average number of Platform WAUs instead of WAUs. Moreover, while we continue to view international monetization as a long-term growth opportunity, our focus is on improving our product experience and aligning our operations to best serve users and advertisers in existing markets, primarily in the United States. Accordingly, in future filings, we will no longer provide a breakout of our key business metrics between the United States and international market.For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 of this Quarterly Report on Form 10-Q. Further, if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $22.0 million and $28.3 million for the three months ended March 31, 2025 and 2024, respectively. We have an accumulated deficit of $886.0 million as of March 31, 2025. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023 and 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of March 31, 2025, we had $88.2 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the United States and the Electronic Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by neighbors and advertisers or otherwise contributed by third-parties to our platform.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including copyright and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, or amended, in a manner that could harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other governmental scrutiny.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see these protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could seriously harm our business. In addition, the Federal Trade Commission recently launched a public inquiry seeking information on technology platforms’ censorship efforts (including denial or degradation of services) based on the content of users’ speech or their affiliations, and how this conduct may have violated current law. We could incur significant costs investigating and defending such claims and inquiries and, if we are found liable, significant damages.

The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA, which started to apply to our business in February 2024, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act became law. The Act creates requirements around content moderation and handling harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. In addition, several U.S. states and countries have passed age verification laws to protect minors from harmful online content, especially adult material. These laws generally require websites and platforms to verify users' ages before allowing access to certain content. Many of these U.S. state laws are currently subject to legal challenge. Consequently, we may now be required in some U.S. states and are now required in some foreign countries to include mandatory age verification in its user onboarding process, which may affect user attrition. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.

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

We have internal and publicly posted policies, statements and notices regarding our collection, processing, use, disclosure, deletion and security of information, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in defense or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management's time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. Although we endeavor to comply with our public statements and policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.

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

Of further concern in the United States, regulatory attention to artificial intelligence systems, including generative AI, continues to increase. More than half of U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Colorado Artificial Intelligence Act, which becomes effective on February 1, 2026, focuses on the regulation of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. In addition, California has enacted several laws, some of which are currently being challenged, aimed at addressing potential harms from AI technologies, such as the creation and distribution of deepfakes or deceptive political content. As these laws are proposed, enacted, challenged, interpreted, and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data, or other AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

The GDPR prohibits transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the Data Privacy Framework) are the subject of legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom and Switzerland), and we currently self-certify to both the EU-US Data Privacy Framework and the UK Extension, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

The global expansion of artificial intelligence laws has the potential to restrict or impose supplementary obligations on our utilization of this technology. For example, the EU AI Act, which entered into force on August 1, 2024, establishes obligations for entities engaged in the development and deployment of AI systems, the majority of which will apply two years later. The legislation employs a risk-based methodology, prohibits specified AI practices, and mandates requirements for high-risk systems regarding transparency, data governance, and human oversight. Such compliance efforts may require us to modify our use of AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 6, Commitments and Contingencies, to the consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of March 31, 2025. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2025, we had 235,006,580 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Pans or Programs (in thousands)
January 1, 2025 to January 31, 2025	1,284,360	$2.38	1,284,360	$94,185
February 1, 2025 to February 28, 2025	—	$—	—	$94,185
March 1, 2025 to March 31, 2025	3,436,055	$1.75	3,436,055	$88,165
Total	4,720,415		4,720,415
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
(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2025, none of our Section 16 officers adopted or terminated any Rule 10b5-1 Plans.

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
Date: May 7, 2025

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Matt Anderson
Name:	Matt Anderson
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)