Form 10-Q
period 2025-06-30
Nextdoor Holdings, Inc.
filed 2025-08-07
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40246

Nextdoor Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1776836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

420 Taylor Street San Francisco, California (Address of Principal Executive Offices)	94102 (Zip Code)
Registrant’s telephone number, including area code: (415) 344-0333 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NXDR	New York Stock Exchange
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

As of August 4, 2025, there were 239,445,147 shares of the registrant’s Class A common stock outstanding and 147,814,444 shares of the registrant’s Class B common stock outstanding.

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

•our development of, or investment in, new products or enhancements to our platform, including as part of our new Nextdoor initiative;

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

•Security breaches, including improper access to or disclosure of our data or our neighbors’ data, or other hacking and phishing attacks on our or third-party systems, could harm our reputation, adversely affect our business, and result in legal liability.

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

•Certain of our market opportunities and key metric estimates could prove to be inaccurate, and have been inaccurate in the past, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of June 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$62,050	$45,550
Marketable securities	351,299	381,429
Accounts receivable, net of allowance of $377 and $451 as of June 30, 2025 and December 31, 2024, respectively	27,050	31,173
Prepaid expenses and other current assets	7,825	8,540
Total current assets	448,224	466,692
Restricted cash, non-current	8,379	11,171
Property and equipment, net	2,213	2,748
Operating lease right-of-use assets	13,043	14,447
Intangible assets, net	151	257
Goodwill	1,211	1,211
Other assets	17,134	17,427
Total assets	$490,355	$513,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,220	$249
Operating lease liabilities, current	8,957	8,495
Accrued expenses and other current liabilities	19,646	19,200
Total current liabilities	32,823	27,944
Operating lease liabilities, non-current	27,696	32,251
Other liabilities, non-current	303	270
Total liabilities	60,822	60,465
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 235,515 and 224,488 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	24	22
Class B common stock, $0.0001 par value; 500,000 shares authorized, 147,869 and 158,134 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	15	16
Additional paid-in capital	1,329,582	1,316,616
Accumulated other comprehensive income	1,309	917
Accumulated deficit	(901,397)	(864,083)
Total stockholders’ equity	429,533	453,488
Total liabilities and stockholders’ equity	$490,355	$513,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$65,093	$63,292	$119,269	$116,438
Costs and expenses:
Cost of revenue	10,643	10,280	20,090	20,258
Research and development	34,622	31,102	68,116	62,421
Sales and marketing	24,334	30,438	46,446	60,310
General and administrative	15,770	40,488	31,906	57,214
Total costs and expenses	85,369	112,308	166,558	200,203
Loss from operations	(20,276)	(49,016)	(47,289)	(83,765)
Interest income	4,774	6,409	9,756	13,255
Other income (expense), net	408	142	628	(17)
Loss before income taxes	(15,094)	(42,465)	(36,905)	(70,527)
Provision for income taxes	268	316	409	515
Net loss	$(15,362)	$(42,781)	$(37,314)	$(71,042)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.04)	$(0.11)	$(0.10)	$(0.18)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	382,709	388,090	383,517	390,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(15,362)	$(42,781)	$(37,314)	$(71,042)
Other comprehensive income (loss):
Foreign currency translation adjustments	(31)	(9)	(28)	58
Change in unrealized gain (loss) on available-for-sale marketable securities	136	(406)	420	(1,257)
Total other comprehensive income (loss)	$105	$(415)	$392	$(1,199)
Comprehensive loss	$(15,257)	$(43,196)	$(36,922)	$(72,241)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2025	235,007	$23	147,882	$15	$1,320,862	$1,204	$(886,035)	$436,069
Release of restricted stock units, net of tax withholdings	4,047	—	—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—	—	—	(3,156)	—	—	(3,156)
Repurchase of common stock	(3,689)	—	—	—	(5,398)	—	—	(5,398)
Conversion from Class B to Class A common stock	13	—	(13)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	137	1	—	—	167	—	—	168
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	17,107	—	—	17,107
Other comprehensive income	—	—	—	—	—	105	—	105
Net loss	—	—	—	—	—	—	(15,362)	(15,362)
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533

	Three Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2024	189,631	$19	201,251	$20	$1,335,525	$159	$(794,281)	$541,442
Release of restricted stock units, net of tax withholdings	3,642	—	—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—	—	—	(4,438)	—	—	(4,438)
Repurchase of common stock	(18,069)	(2)	—	—	(43,732)	—	—	(43,734)
Conversion from Class B to Class A common stock	9,153	1	(9,153)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	2,750	1	—	—	6,004	—	—	6,005
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	16,235	—	—	16,235
Other comprehensive loss	—	—	—	—	—	(415)	—	(415)
Net loss	—	—	—	—	—	—	(42,781)	(42,781)
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	7,922	—	—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—	—	—	(9,175)	—	—	(9,175)
Repurchase of common stock	(8,409)	—	—	—	(14,528)	—	—	(14,528)
Conversion from Class B to Class A common stock	10,265	1	(10,265)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	840	1	—	—	1,758	—	—	1,759
Issuance of common stock under employee stock purchase plan	409	—	—	—	713	—	—	713
Stock-based compensation	—	—	—	—	34,198	—	—	34,198
Other comprehensive income	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	(37,314)	(37,314)
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533

	Six Months Ended June 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units, net of tax withholdings	7,885	—	—	—	—	—	—	—
Tax withholdings from stock-based awards	—	—	—	—	(5,700)	—	—	(5,700)
Repurchase of common stock	(22,518)	(2)	—	—	(53,482)	—	—	(53,484)
Conversion from Class B to Class A common stock	9,862	1	(9,862)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	5,056	1	—	—	8,834	—	—	8,835
Issuance of common stock under employee stock purchase plan	407		—	—	606	—	—	606
Stock-based compensation	—	—	—	—	35,741	—	—	35,741
Other comprehensive loss	—	—	—	—	—	(1,199)	—	(1,199)
Net loss	—	—	—	—	—	—	(71,042)	(71,042)
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities
Net loss	$(37,314)	$(71,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,058	2,530
Stock-based compensation	34,198	35,741
Non-cash impairment charges related to lease abandonment	—	22,760
Accretion of investments	(1,378)	(3,318)
Other	(175)	342
Changes in operating assets and liabilities:
Accounts receivable, net	4,236	(1,888)
Prepaid expenses and other assets	1,008	848
Operating lease right-of-use assets	1,404	2,387
Accounts payable	3,892	899
Operating lease liabilities	(4,093)	(2,970)
Accrued expenses and other liabilities	478	(5,276)
Net cash provided by (used in) operating activities	3,314	(18,987)
Cash flows from investing activities
Purchases of property and equipment	(337)	(121)
Purchases of marketable securities	(155,010)	(128,278)
Sales of marketable securities	88,484	91,229
Maturities of marketable securities	98,516	106,069
Loan to Opportunity Finance Network	—	(7,500)
Net cash provided by investing activities	31,653	61,399
Cash flows from financing activities
Proceeds from exercise of stock options	1,759	8,835
Proceeds from issuance of common stock under employee stock purchase plan	713	606
Tax withholdings on release of restricted stock units	(9,175)	(5,700)
Repurchase of common stock	(14,528)	(53,484)
Net cash used in financing activities	(21,231)	(49,743)
Effect of exchange rate changes on cash and cash equivalents	(28)	58
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,708	(7,273)
Cash, cash equivalents, and restricted cash at beginning of period	56,721	71,404
Cash, cash equivalents, and restricted cash at end of period	$70,429	$64,131
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$62,050	$52,960
Restricted cash, non-current	8,379	11,171
Total cash, cash equivalents, and restricted cash	$70,429	$64,131
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Remeasurement of operating lease liability and right-of-use asset	$—	$(18,915)
Purchases of property and equipment not yet settled	$79	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network for over 100 million verified neighbors, offering trusted local news, real-time safety alerts, neighbor recommendations, for sale and free listings, and events.
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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of June 30, 2025 and December 31, 2024, deferred revenue was $7.5 million and $6.8 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each period was $2.1 million and $4.1 million, respectively. For the six months ended June 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each period was $2.8 million and $4.0 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of June 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$28,303	$—	$—	$28,303
Corporate bonds	899	—	—	899
Total cash equivalents	29,202	—	—	29,202
Marketable securities:
Certificates of deposit	4,157	2	—	4,159
Commercial paper	9,719	2	(1)	9,720
Corporate bonds	273,699	902	(61)	274,540
U.S. Treasury securities	17,382	18	(20)	17,380
Asset-backed securities	45,379	129	(8)	45,500
Total marketable securities	350,336	1,053	(90)	351,299
Total	$379,538	$1,053	$(90)	$380,501

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$17,198	$—	$—	$17,198
Corporate bonds	1,994	—	—	1,994
Total cash equivalents	19,192	—	—	19,192
Marketable securities:
Certificates of deposit	3,631	2	(1)	3,632
Commercial paper	12,751	20	(1)	12,770
Corporate bonds	284,359	722	(216)	284,865
U.S. Treasury securities	42,519	3	(140)	42,382
Asset-backed securities	37,626	167	(13)	37,780
Total marketable securities	380,886	914	(371)	381,429
Total	$400,078	$914	$(371)	$400,621
All marketable securities are designated as available-for-sale securities as of June 30, 2025 and December 31, 2024.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$500	$—	$—	$—	$500	$—
Commercial paper	$3,949	$(1)	$—	$—	$3,949	$(1)
Corporate bonds	40,214	(61)	—	—	40,214	(61)
U.S. Treasury securities	11,864	(20)	—	—	11,864	(20)
Asset-backed securities	6,632	(8)	—	—	6,632	(8)
Total	$63,159	$(90)	$—	$—	$63,159	$(90)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,229	$(1)	$—	$—	$1,229	$(1)
Commercial paper	2,258	(1)	—	—	2,258	(1)
Corporate bonds	82,499	(216)	418	—	82,917	(216)
U.S. Treasury securities	34,286	(137)	5,494	(3)	39,780	(140)
Asset-backed securities	4,396	(13)	98	—	4,494	(13)
Total	$124,668	$(368)	$6,010	$(3)	$130,678	$(371)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$131,335	$131,483
Due after one to four years	219,001	219,816
Total	$350,336	$351,299

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$171,990	$172,333
Due after one to four years	208,896	209,096
Total	$380,886	$381,429
Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of June 30, 2025 and December 31, 2024. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$28,303	$—	$28,303
Corporate bonds	—	899	899
Total cash equivalents	28,303	899	29,202
Marketable securities:
Certificates of deposit	—	4,159	4,159
Commercial paper	—	9,720	9,720
Corporate bonds	—	274,540	274,540
U.S. Treasury securities	—	17,380	17,380
Asset-backed securities	—	45,500	45,500
Total marketable securities	—	351,299	351,299
Total cash equivalents and marketable securities	$28,303	$352,198	$380,501

	As of December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$17,198	$—	$17,198
Corporate bonds	—	1,994	1,994
Total cash equivalents	17,198	1,994	19,192
Marketable securities:
Certificates of deposit	—	3,632	3,632
Commercial paper	—	12,770	12,770
Corporate bonds	—	284,865	284,865
U.S. Treasury securities	—	42,382	42,382
Asset-backed securities	—	37,780	37,780
Total marketable securities	—	381,429	381,429
Total cash equivalents and marketable securities	$17,198	$383,423	$400,621
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

	As of June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,128	$14,128

	As of December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,076	$14,076
As of June 30, 2025 and December 31, 2024, there were no other financial instruments or liabilities that were not recorded at fair value.

Opportunity Finance Network Loan Agreement
In June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of June 30, 2025, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
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
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for the lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024. The Company filed a Motion to Dismiss on November 12, 2024. On May 19, 2025, the court granted the Motion to Dismiss in its entirety, but also granted the lead plaintiff leave to amend the complaint. On June 16, 2025, the lead plaintiff filed a second amended complaint that (i) brings claims solely against the Company and Sarah Friar, (ii) limits the challenged statements to a single statement, and (iii) narrows the putative class period to May 10, 2022 through November 7, 2022. The Company’s Motion to Dismiss the second amended complaint was filed on July 31, 2025.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and six months ended June 30, 2025 and 2024, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of June 30, 2025 and December 31, 2024.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the six months ended June 30, 2025 and 2024, 408,404 and 407,298 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three and six months ended June 30, 2025, the Company repurchased and retired 3,688,863 and 8,409,278 shares of its Class A common stock at an average purchase price of $1.46 and $1.72 per share for an aggregate repurchase price of $5.4 million and $14.5 million, respectively. During the three and six months ended June 30, 2024, the Company repurchased and retired 18,069,172 and 22,517,595 shares of its Class A common stock at an average purchase price of $2.42 and $2.38 per share for an aggregate repurchase price of $43.7 million and $53.5 million, respectively. As of June 30, 2025, the Company had $82.8 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the six months ended June 30, 2025 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,011	$2.71	4.7	$3,326
Options granted	—	$—
Options exercised	(840)	$2.09
Options forfeited or expired	(5,711)	$2.90
Outstanding at June 30, 2025	14,460	$2.67	5.6	$468
Exercisable at June 30, 2025	13,664	$2.69	5.5	$447
Vested or expected to vest at June 30, 2025	14,460	$2.67	5.6	$468
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. No options were granted during the six months ended June 30, 2025. The weighted average grant date fair value of options granted was $1.23 per share during the six months ended June 30, 2024.
The intrinsic value of the options exercised was $0.3 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

A summary of the Company’s RSU activity for the six months ended June 30, 2025 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	42,891	$2.37
RSUs granted	34,111	$1.74
RSUs vested	(12,488)	$2.44
RSUs forfeited	(3,905)	$2.31
Unvested at June 30, 2025	60,609	$2.01

Market-based PSUs
On March 7, 2025, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of approximately 0.7 million shares of the Company’s Class A common stock (“2025 PSU”), and on April 3, 2024, the Company granted its Chief Executive Officer a similar market-based PSU award of approximately 5.0 million shares of Class A common stock (“2024 PSU”). For both awards, the PSUs will vest based on stock price targets achieved over a four-year period, and any PSUs that have not vested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantee’s continuous employment with the Company as Chief Executive Officer or Executive Chair, as well as other customary provisions pursuant to the Company’s 2021 Plan. The grant date fair value of the 2025 PSU was $1.0 million and the grant date fair value of the 2024 PSU was $9.3 million, each calculated using a Monte Carlo simulation model and recognized over the respective derived service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three and six months ended June 30, 2025, the Company recognized $0.8 million and $2.0 million of stock-based compensation expense in connection with these two awards, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Six Months Ended June 30,
	2025	2024
Expected volatility	66.5%	66.8%
Expected term (in years)	4.9	5.0
Risk-free interest rate	4.1%	4.3%
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$739	$526	$1,484	$1,235
Research and development	9,676	8,433	18,864	18,441
Sales and marketing	2,223	1,560	4,695	4,911
General and administrative	4,469	5,716	9,155	11,154
Total	$17,107	$16,235	$34,198	$35,741
As of June 30, 2025, there was $104.4 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.9 years.
Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(9,426)	$(5,936)	$(20,918)	$(21,863)	$(22,627)	$(14,687)	$(34,626)	$(36,416)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	234,834	147,875	189,763	198,327	232,567	150,950	190,163	199,991
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.04)	$(0.04)	$(0.11)	$(0.11)	$(0.10)	$(0.10)	$(0.18)	$(0.18)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of June 30,
	2025	2024
Outstanding stock options	14,460	29,332
Unvested RSUs	60,609	41,941
Shares issuable pursuant to the ESPP	1,461	1,271
Total	76,530	72,544
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
The Company recorded an income tax expense for the three months ended June 30, 2025 and 2024 of $0.3 million and $0.3 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the six months ended June 30, 2025 and 2024 of $0.4 million and $0.5 million, respectively, both of which were primarily related to foreign taxes.
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
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$62,832	$61,117	$114,733	$111,015
International	2,261	2,175	4,536	5,423
Total	$65,093	$63,292	$119,269	$116,438

Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Subsequent Events
On August 7, 2025, the Company announced a cost reduction plan (the “Cost Reduction Plan”) intended to right size the business and align the workforce and other expenses with Nextdoor’s business priorities.
The Company currently estimates that it will incur one-time charges of approximately $5 million in connection with the Cost Reduction Plan, consisting primarily of cash expenditures for notice period and severance payments, employee benefits, and related costs. In addition, the Company expects to incur approximately $1 million in stock-based compensation expense relating to the acceleration of the vesting of equity awards in connection with the Cost Reduction Plan.
The Company expects that the majority of the charges will be incurred in the third quarter of 2025 and that the execution of the Cost Reduction Plan will be substantially complete by the end of the third quarter of 2025.

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
Overview
Nextdoor is the essential neighborhood network for over 100 million verified neighbors, offering trusted local news, real-time safety alerts, neighbor recommendations, for sale and free listings, and events. Nextdoor connects neighbors to the people, places, and information that matter most in their local communities. In addition, businesses, news publishers, and public agencies use Nextdoor to share important information and engage with neighbors at scale.
Key business metrics for the three months ended June 30, 2025 are as follows:
•Platform Weekly Active Users (“Platform WAU”) was 21.8 million, an increase of 1% compared to the three months ended June 30, 2024.
•Average revenue per platform weekly active user (“Platform ARPU”) was $2.99, an increase of 2% compared to the three months ended June 30, 2024.
Financial Results as of and for the three and six months ended June 30, 2025 are as follows:
•Revenue for the three months ended June 30, 2025 was $65.1 million, an increase of 3% compared to the three months ended June 30, 2024. Revenue for the six months ended June 30, 2025 was $119.3 million, an increase of 2% compared to the six months ended June 30, 2024.
•Total costs and expenses for the three months ended June 30, 2025 were $85.4 million, a decrease of 24% compared to the three months ended June 30, 2024. Total costs and expenses for the six months ended June 30, 2025 were $166.6 million, a decrease of 17% compared to the six months ended June 30, 2024.
•Net loss for the three months ended June 30, 2025 decreased 64% to $15.4 million, compared to $42.8 million for the three months ended June 30, 2024. Net loss for the six months ended June 30, 2025 decreased 47% to $37.3 million, compared to $71.0 million for the six months ended June 30, 2024.
•Adjusted EBITDA loss for the three months ended June 30, 2025 decreased 62% to $2.2 million, compared to $6.0 million for the three months ended June 30, 2024. Adjusted EBITDA loss for the six months ended June 30, 2025 decreased 43% to $11.4 million, compared to $20.0 million for the six months ended June 30, 2024.
•Cash, cash equivalents, and marketable securities were $413.3 million as of June 30, 2025.
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
Platform Weekly Active Users (Platform WAU)
We define a Platform WAU as a Nextdoor user who opens our application or logs on to our website at least once during a defined 7-day period. We calculate average Platform WAU for a particular period by calculating the count of unique users, on a rolling basis for the past seven days, for each day of that period, and dividing that sum by the number of days in that period. We assess the health of our business by measuring Platform WAU because we believe that weekly usage best captures the cadence at which we expect a healthy user base to engage with and derive the most utility from our platform, and by extension their neighborhood.

Our Platform WAU for the three months ended June 30, 2025 and 2024 were 21.8 million and 21.6 million, respectively, representing a 1% increase period over period.

Quarterly Average Platform Weekly Active Users1
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
21.1
21.6
22.3
22.2
22.0
21.8
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the three months ended June 30, 2025 and 2024 was $2.99 and $2.93, respectively.
1 We recently identified an issue related to iOS push notifications in the calculation of our Platform WAU metric which resulted in an immaterial overstatement of the Platform WAU figures previously disclosed for Q1 2024 through Q1 2025. Accordingly, the Platform WAU metric for Q1 2024 through Q1 2025 has been revised, as shown in the charts above, to reflect our best estimate of the correct calculation of Platform WAU for Q1 2024 through Q1 2025.

Quarterly Platform ARPU2

$4.00
$3.00
$2.00
$1.00
$—
$2.52
$2.93
$2.95
$2.94
$2.46
$2.99
Q1'24
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25

Components of Results of Operations
Revenue
We generate substantially all of our revenue from the delivery of advertisements on our platform, which includes the delivery of advertising impressions sold on a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis, and on a subscription basis according to the service period. The majority of our revenue is generated in the United States.
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
Performance marketing costs related to local business acquisition largely consists of digital advertising and, to a lesser extent, direct mail campaigns. Performance marketing costs related to user acquisition largely consist of digital advertising. Fluctuations in our
2 Platform ARPU for Q1 2024 through Q1 2025 has also been revised as shown in the charts above, reflecting the adjustment to our Platform WAU figures related to the iOS push notifications issue identified in the prior footnote.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$65,093	$63,292	$119,269	$116,438
Costs and expenses(1):
Cost of revenue	10,643	10,280	20,090	20,258
Research and development	34,622	31,102	68,116	62,421
Sales and marketing	24,334	30,438	46,446	60,310
General and administrative	15,770	40,488	31,906	57,214
Total costs and expenses	85,369	112,308	166,558	200,203
Loss from operations	(20,276)	(49,016)	(47,289)	(83,765)
Interest income	4,774	6,409	9,756	13,255
Other income (expense), net	408	142	628	(17)
Loss before income taxes	(15,094)	(42,465)	(36,905)	(70,527)
Provision for income taxes	268	316	409	515
Net loss	$(15,362)	$(42,781)	$(37,314)	$(71,042)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$739	$526	$1,484	$1,235
Research and development	9,676	8,433	18,864	18,441
Sales and marketing	2,223	1,560	4,695	4,911
General and administrative	4,469	5,716	9,155	11,154
Total	$17,107	$16,235	$34,198	$35,741

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue)	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	16	16	17	17
Research and development	53	49	57	54
Sales and marketing	37	48	39	52
General and administrative	24	64	27	49
Total costs and expenses	131	177	140	172
Loss from operations	(31)	(77)	(40)	(72)
Interest income	7	10	8	11
Other income (expense), net	1	—	1	—
Loss before income taxes	(23)	(67)	(31)	(61)
Provision for income taxes	—	—	—	—
Net loss	(24)%	(68)%	(31)%	(61)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue	$65,093	$63,292	$1,801	3%	$119,269	$116,438	$2,831	2%
Revenue increased by $1.8 million, or 3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to increased advertising spending as well as an increase in the number of active users, as measured by a 1% increase in Q2 Platform WAU.
Revenue increased by $2.8 million, or 2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to increased advertiser spending as well as an increase in the number of active users, as measured by a 1% increase in Q2 Platform WAU.
Cost of revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$10,643	$10,280	$363	4%	$20,090	$20,258	$(168)	(1)%
Cost of revenue increased by $0.4 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $0.7 million increase in allocated personnel-related costs, partially offset by a $0.3 million decrease in third-party costs associated with delivering and supporting our advertising product.
Cost of revenue decreased by $0.2 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $0.8 million decrease in third-party hosting costs and a $0.8 million decrease in third-party costs associated with delivering and supporting our advertising product, partially offset by a $1.2 million increase in allocated personnel-related costs.

Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Research and development	$34,622	$31,102	$3,520	11%	$68,116	$62,421	$5,695	9%
Research and development expenses increased by $3.5 million, or 11%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to a $3.1 million increase in personnel-related costs driven by an increase in headcount and a $0.6 million increase in professional service fees.
Research and development expenses increased by $5.7 million, or 9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to a $5.0 million increase in personnel-related costs driven by an increase in headcount and a $1.2 million increase in professional service fees, partially offset by a $0.4 million decrease in allocated overhead costs.
Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Personnel-related and other	$18,195	$22,500	$(4,305)	(19)%	$34,926	$43,416	$(8,490)	(20)%
Brand and performance marketing	3,658	5,414	(1,756)	(32)%	6,404	11,557	(5,153)	(45)%
Neighbor services	2,481	2,524	(43)	(2)%	5,116	5,337	(221)	(4)%
Total sales and marketing	$24,334	$30,438	$(6,104)	(20)%	$46,446	$60,310	$(13,864)	(23)%
Sales and marketing expenses decreased by $6.1 million, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a $4.3 million decrease in personnel-related costs driven by a decrease in headcount, a $1.1 million decrease in performance marketing costs for user acquisition and a $0.7 million decrease in performance marketing costs to attract local businesses.
Sales and marketing expenses decreased by $13.9 million, or 23%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $8.5 million decrease in personnel-related costs driven by a decrease in headcount, a $2.7 million decrease in performance marketing costs for user acquisition and a $2.5 million decrease in performance marketing costs to attract local businesses.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General and administrative	$15,770	$40,488	$(24,718)	(61)%	$31,906	$57,214	$(25,308)	(44)%
General and administrative expenses decreased by $24.7 million, or 61%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to $23.3 million of restructuring costs in the second quarter of 2024 and a $2.1 million decrease in personnel-related costs driven by a decrease in headcount, partially offset by a $0.5 million increase in professional service fees.
General and administrative expenses decreased by $25.3 million, or 44%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to $23.3 million of restructuring costs in the second quarter of 2024 and a $2.8 million decrease in personnel-related costs driven by a decrease in headcount, partially offset by a $0.8 million increase in professional service fees.
Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest income	$4,774	$6,409	$(1,635)	(26)%	$9,756	$13,255	$(3,499)	(26)%
Interest income decreased by $1.6 million, or 26%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Interest income decreased by $3.5 million, or 26%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income (expense), net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$408	$142	$266	NM	$628	$(17)	$645	NM
Other income (expense), net increased by $0.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other income (expense), net increased by $0.6 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$268	$316	$(48)	(15)%	$409	$515	$(106)	(21)%
Provision for income taxes decreased by less than $0.1 million, or 15%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease in foreign income tax expenses.
Provision for income taxes decreased by $0.1 million, or 21%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $901.4 million as of June 30, 2025. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of June 30, 2025, we had $413.3 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the three and six months ended June 30, 2025, we repurchased and retired 3.7 million and 8.4 million shares of Class A common stock at an average purchase price of $1.46 and $1.72 per share for an aggregate repurchase price of $5.4 million and $14.5 million, respectively. As of June 30, 2025, we had $82.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$3,314	$(18,987)
Net cash provided by investing activities	$31,653	$61,399
Net cash used in financing activities	$(21,231)	$(49,743)
Operating activities
Cash provided by operating activities during the six months ended June 30, 2025 was $3.3 million which resulted from a net loss of $37.3 million, adjusted for non-cash charges of $33.7 million and net cash inflows of $6.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $34.2 million of stock-based compensation expense and $1.1 million of depreciation and amortization expense, partially offset by $1.4 million of accretion on investments. The net cash inflows from changes in operating assets and liabilities were primarily due to a $4.2 million decrease in accounts receivable, a $3.9 million increase in accounts payable, a $1.4 million decrease in operating lease right-of-use assets due to normal amortization, a $1.0 million decrease in prepaid expenses and other assets, and a $0.5 million increase in accrued expenses and other liabilities. These amounts were partially offset by a $4.1 million decrease in operating lease liabilities due to lease payments.
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
Investing activities
Cash provided by investing activities for the six months ended June 30, 2025 was $31.7 million, which consisted of proceeds from maturities of marketable securities of $98.5 million and proceeds from sales of marketable securities of $88.5 million. This was partially offset by purchases of marketable securities of $155.0 million and purchases of property and equipment of $0.3 million.
Cash provided by investing activities for the six months ended June 30, 2024 was $61.4 million, which consisted of proceeds from maturities of marketable securities of $106.1 million and proceeds from sales of marketable securities of $91.2 million. This was partially offset by purchases of marketable securities of $128.3 million and a loan to Opportunity Finance Network of $7.5 million.
Financing activities
Cash used in financing activities for the six months ended June 30, 2025 was $21.2 million, which consisted of repurchases of common stock of $14.5 million and tax withholdings on release of restricted stock units of $9.2 million. This was partially offset by proceeds from the exercise of stock options of $1.8 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.7 million.
Cash used in financing activities for the six months ended June 30, 2024 was $49.7 million, which consisted of repurchases of common stock of $53.5 million and tax withholdings on release of restricted stock units of $5.7 million. This was partially offset by proceeds from the exercise of stock options of $8.8 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.6 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(15,362)	$(42,781)	$(37,314)	$(71,042)
Depreciation and amortization	514	1,143	1,058	2,530
Stock-based compensation	17,107	16,235	34,198	35,741
Interest income	(4,774)	(6,409)	(9,756)	(13,255)
Provision for income taxes	268	316	409	515
Restructuring charges	—	25,517	—	25,517
Adjusted EBITDA	$(2,247)	$(5,979)	$(11,405)	$(19,994)

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
Interest Rate Risk
As of June 30, 2025, we had cash and cash equivalents of $62.1 million and marketable securities of $351.3 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. Moreover, we recently introduced our new Nextdoor (formerly NEXT) initiative, a complete transformation of our platform with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. These changes may not be favorably received by users or advertisers, may not result in increased engagement or monetization, and may disrupt established usage patterns or alienate existing users. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the wars in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the implementation of tariffs by the United States, China, or other governments, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. U.S. trade policies, including tariffs on imported goods that have been implemented since April 2025, may adversely affect economic conditions and consumer spending patterns. Current and potential U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response to such U.S. tariffs, may adversely affect spending by advertisers and, consequently, our operating results. Trade policy uncertainty and tariff implementations may continue to contribute to market volatility and economic uncertainty. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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

If current and potential neighbors do not perceive their experience with the Nextdoor platform to be useful, the content generated on the platform to be valuable or relevant or the social connections with fellow neighbors to be worthwhile, we may not be able to attract new neighbors, retain existing neighbors or maintain or increase the frequency and duration of their engagement on our platform. In addition, if our existing neighbors decrease the frequency or duration of their engagement or the growth rate of our active neighbor base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new neighbors or retain current neighbors. We recently introduced our new Nextdoor initiative, a complete transformation of our platform with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. We may expend significant resources and management bandwidth on the implementation of this initiative, but those efforts may not be successful and may not result in the expected benefits, including increased neighbor satisfaction or engagement, or added neighbors on our platform.

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
•failing to introduce platform enhancements that neighbors find engaging or if we introduce new features, terms, policies or procedures, or make changes to our platform, including changes we are implementing with our new Nextdoor initiative, that are not favorably received by current or prospective neighbors;
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
•the successful implementation of platform changes, such as the migration to our proprietary ad server and introduction of AI technologies into our platform, and our new Nextdoor initiative;
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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, our recently launched “Faves” feature, which is part of the new Nextdoor initiative, uses AI technology to draw insights from users’ posts and comments about businesses and services in their neighborhoods, providing summarized recommendations in response to other users’ prompts on the Faves surface. The reliance of Faves on extensive user-generated conversations from neighborhoods exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency of AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Our AI initiatives also depend on our access to data to effectively train our models. In addition, existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain high-risk AI applications and imposes strict requirements on others, potentially requiring additional quality controls and regulatory submissions for our products. In the U.S., there is no comprehensive federal AI law, but over half of states have enacted or proposed AI legislation, including the

Colorado Artificial Intelligence Act (effective February 1, 2026), which regulates high-risk AI systems and imposes transparency obligations. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around implementation and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with varying requirements, and unresolved issues around AI-related privacy rights may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Any of these factors could adversely affect our business, operating results, and financial condition.

If our efforts to build strong brand identity and reputation are not successful, we may not be able to attract or retain neighbors, and our business, operating results, and financial condition will be adversely affected.
We believe that maintaining and enhancing the “Nextdoor” brand and reputation, including through the new Nextdoor initiative, is critical to retaining and growing neighbors and advertisers on our platform. We anticipate that maintaining and enhancing our brand and reputation will depend largely on our continued ability to provide high-quality, relevant, reliable, trustworthy and innovative features on our platform, which may require substantial investment and may not be successful. We may need to introduce new products, services and features or updates to our platform and features that require neighbors to agree to new terms of service that our neighbors do not like, which may negatively affect our brand and reputation.
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
We make product and investment decisions, which we believe are essential to the success of our platform and in serving the best, long-term interests of Nextdoor and our stockholders. In the past, including with the introduction of the new Nextdoor, we have forgone, and may in the future forgo, certain expansion or revenue opportunities or other opportunities that have positive short-term financial impacts that we do not believe are aligned with the long-term success of our platform, even if our decision may negatively impact our operating results in the short term. In addition, in connection with implementing our new Nextdoor initiative, we anticipate shifts in usage and ad supply impressions which may adversely impact our business, operating results, and financial condition. Our decisions may not result in the long-term benefits that we expect, in which case our neighbor engagement, business, operating results, and financial condition could be harmed.
We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of June 30, 2025, the Nextdoor platform was accessible in 11 countries (including the United States) and had over 345,000 neighborhoods. We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:

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
Security breaches, including improper access to or disclosure of our data or our neighbors’ data, or other hacking and phishing attacks on our or third-party systems, could harm our reputation, adversely affect our business, and result in legal liability.
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
Certain of our market opportunities and key metric estimates could prove to be inaccurate, and have been inaccurate in the past, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
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
We have regularly reviewed key business and other metrics, including Platform WAU, and Platform ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, or if there are undetected errors in our systems, our key metrics calculations could be inaccurate. Any such inaccuracies, which may have occurred in the past or may occur in the future, may be difficult to identify in a timely manner. For example, we recently identified an issue related to iOS push notifications in the calculation of our Platform WAU metric which resulted in an immaterial overstatement of the Platform WAU figures previously disclosed for Q1 2024 through Q1 2025. Accordingly, the Platform WAU metric for Q1 2024 through Q2 2025 will be revised in this Quarterly Report on Form 10-Q to report the corrected figures. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We may change our key business metrics from time to time, including as a result of changes to our platform such as our new Nextdoor initiative. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. For example, in May 2025, we announced that we had made changes to the business that made Platform WAU a more important business metric for us, and as we continue to implement our new Nextdoor initiative (which is focused on making our platform more robust and engaging for users), we believe that Platform WAU will be a more important metric for our business than it has been in the past. In light of those changes, we believe that reporting Platform WAU instead of WAU (previously defined as a Nextdoor user who opens our application, logs onto our website or engages with an email with monetizable content) will provide more relevant insight into our current business performance and will better align with how management currently views the business. Accordingly, beginning with this Quarterly Report on Form 10-Q, we no longer report WAU and instead report Platform WAU in our filings. In addition, we continue to present ARPU (now referred to as Platform ARPU), with the denominator based on the average number of Platform WAU instead of WAU. Moreover, while we continue to view international monetization as a long-term growth opportunity, our focus is on improving our product experience and aligning our operations to best serve users and advertisers in existing markets, primarily in the United States. Therefore, in our filings we will no longer provide a breakout of our key business metrics between the United States and international market. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 of this Quarterly Report on Form 10-Q. If these changes make it more difficult for investors or analysts to compare our performance over time or to other companies, or if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $37.3 million and $71.0 million for the three and six months ended June 30, 2025 and 2024, respectively. We have an accumulated deficit of $901.4 million as of June 30, 2025. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023 and 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of June 30, 2025, we had $82.8 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content moderation, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. In addition, the integration of third-party news or alert content, introduced as part of the new Nextdoor initiative, may increase our exposure to inaccurate, misleading, or objectionable content, and may create additional challenges for content moderation. If we fail to adequately moderate or address problematic content, we could face reputational, legal, or regulatory risk.

In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and in many cases this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging, and as we continue to roll out our new Nextdoor initiative, which we expect to utilize third-party content. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the Feed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including trademark, copyright, and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, or amended, in a manner that could require burdensome or inconsistent compliance efforts, introduce legal or regulatory liability, or otherwise harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other governmental scrutiny.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see these protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could significantly harm our business. In addition, the Federal Trade Commission recently launched a public inquiry seeking information on technology platforms’ censorship efforts (including denial or degradation of services) based on the content of users’ speech or their affiliations, and how this conduct may have violated current law. We could incur significant costs investigating and defending such claims and inquiries and, if we are found liable, significant damages.

The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability and safety rules for digital platforms, products, and services. The DSA, which started to apply to our business in February 2024, could negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act (the “OSA”) became law. The OSA creates requirements around content moderation and handling harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, may impose new obligations and liabilities on platforms with respect to certain types of harmful content. In addition, several U.S. states and foreign countries have passed age verification laws to protect minors from harmful online content, especially adult material. These laws generally require websites and platforms to verify users' ages before allowing access to certain content. Many of these U.S. state laws are currently subject to legal challenge. Consequently, we may now be required in some U.S. states and are now required in some foreign countries to include mandatory age verification in its user onboarding process, which may impede user growth or increase attrition. These new and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.

We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our neighbors, employees and partners including contact details, network details, and location data. We are therefore subject to U.S. (federal, state, local) and foreign laws and regulations regarding data privacy, security and protection, which encompass the processing of personal information. The regulatory framework for data privacy, security, and protection worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain, as current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data and increase notice or consent requirements before we can utilize advertising technologies.

We have internal and publicly posted policies, statements and notices regarding our collection, processing, use, disclosure, deletion and security of information, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could also be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in investigation, mitigation, defense, or settlement, result in the imposition of monetary liability or demanding injunctive relief, divert management's time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. Although we endeavor to comply with our public statements and policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.

In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including more than twenty U.S. states that have enacted comprehensive consumer privacy laws. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Over a third of other U.S. states have also passed comparable legislation, with unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data and there have been attempts at the federal level to introduce privacy legislation. Compliance with these laws and any newly enacted privacy, security, and data protection laws or regulations may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

Of further concern in the United States, regulatory attention to artificial intelligence systems, including generative AI, continues to increase. More than half of U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Colorado Artificial Intelligence Act, which becomes effective on February 1, 2026, focuses on the regulation of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. In addition, the Texas Responsible AI Governance Act, effective January 1, 2026, prohibits the use of AI systems for specified purposes, such as incitement of violence, self-harm, or criminality, unlawful discrimination, and violation of constitutional rights. Further, California has enacted several laws, some of which are currently being challenged, requiring transparency in the development of AI systems or addressing potential harms from AI technologies, such as the creation and distribution of deepfakes or deceptive political content. As these laws are proposed, enacted, challenged, interpreted, and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data, or other AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to PIPEDA, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. Further, Canada’s legislature recently proposed amendments to PIPEDA, and with the election of a new Canadian government in April 2025, the future of such legislation is currently uncertain. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. The Australian Parliament is currently considering further privacy reforms and is anticipated to pass additional amendments in the coming months. In the European Union, we are subject to the EU GDPR, and in the United Kingdom we are subject to the UK GDPR (collectively, the “GDPR”). The GDPR imposes a strict data protection compliance regime, grants new rights for data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests).

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of June 30, 2025. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2025, we had 235,514,690 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2025 to April 30, 2025	3,688,863	$1.46	3,688,863	$82,766
May 1, 2025 to May 31, 2025	—	$—	—	$82,766
June 1, 2025 to June 30, 2025	—	$—	—	$82,766
Total	3,688,863		3,688,863
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended June 30, 2025, two of our Section 16 officers adopted or modified a Rule 10b5-1 Plan. The new and modified Rule 10b5-1 Plans were entered into during an open trading window in accordance with our Insider Trading Policy.
On December 6, 2024, Sophia Schwartz, our General Counsel and Secretary, entered into a Rule 10b5-1 Plan (the “Schwartz Plan”) providing for the potential sale of up to 659,502 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfied certain threshold prices specified in the Schwartz Plan, between March 7, 2025 and December 31, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Schwartz Plan or the occurrence of certain events set forth therein. On May 20, 2025, Ms. Schwartz modified the Schwartz Plan (“Modified Schwartz Plan”), terminating the original Schwartz Plan. The Modified Schwartz Plan provides for the potential sale of up to 200,000 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Modified Schwartz Plan, between an estimated start date of August 19, 2025 and December 31, 2025, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Modified Schwartz Plan or the occurrence of certain events set forth therein. The Modified Schwartz Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Modified Schwartz Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
On May 30, 2025, the existing Rule 10b5-1 Plan adopted by Matt Anderson, our Chief Financial Officer, on June 4, 2024, expired pursuant to its terms. On June 6, 2025, Mr. Anderson entered into another Rule 10b5-1 Plan (the “Anderson June 2025 Plan”) providing for the potential sale of up to 762,342 shares of Class A common stock owned by Mr. Anderson, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Anderson June 2025 Plan, between an estimated start date of September 5, 2025 and September 30, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Anderson June 2025 Plan or the occurrence of certain events set forth therein.
During the three months ended June 30, 2025, no other Section 16 officers or directors adopted or terminated any Rule 10b5-1 Plan.

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
_____________
*    Filed herewith.
#    This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2025

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Matt Anderson
Name:	Matt Anderson
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)