Form 10-Q
period 2025-09-30
Nextdoor Holdings, Inc.
filed 2025-11-05
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 244,464,136 shares of the registrant’s Class A common stock outstanding and 147,644,430 shares of the registrant’s Class B common stock outstanding.

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

•We are dependent on third-party software and service providers, including ads platforms and programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of September 30,	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$56,088	$45,550
Marketable securities	347,229	381,429
Accounts receivable, net of allowance of $470 and $451 as of September 30, 2025 and December 31, 2024, respectively	33,076	31,173
Prepaid expenses and other current assets	11,975	8,540
Total current assets	448,368	466,692
Restricted cash, non-current	8,379	11,171
Property and equipment, net	1,888	2,748
Operating lease right-of-use assets	12,318	14,447
Intangible assets, net	96	257
Goodwill	1,211	1,211
Other assets	16,689	17,427
Total assets	$488,949	$513,953
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,340	$249
Operating lease liabilities, current	8,929	8,495
Accrued expenses and other current liabilities	20,149	19,200
Total current liabilities	33,418	27,944
Operating lease liabilities, non-current	25,542	32,251
Other liabilities, non-current	304	270
Total liabilities	59,264	60,465
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 240,900 and 224,488 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	24	22
Class B common stock, $0.0001 par value; 500,000 shares authorized, 147,734 and 158,134 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	15	16
Additional paid-in capital	1,342,251	1,316,616
Accumulated other comprehensive income	1,649	917
Accumulated deficit	(914,254)	(864,083)
Total stockholders’ equity	429,685	453,488
Total liabilities and stockholders’ equity	$488,949	$513,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$68,898	$65,610	$188,167	$182,048
Costs and expenses:
Cost of revenue	10,437	11,129	30,527	31,387
Research and development	35,674	31,897	103,790	94,318
Sales and marketing	23,766	26,158	70,212	86,468
General and administrative	16,250	17,203	48,156	74,417
Total costs and expenses	86,127	86,387	252,685	286,590
Loss from operations	(17,229)	(20,777)	(64,518)	(104,542)
Interest income	4,624	5,804	14,380	19,059
Other income (expense), net	(121)	243	507	226
Loss before income taxes	(12,726)	(14,730)	(49,631)	(85,257)
Provision for income taxes	131	168	540	683
Net loss	$(12,857)	$(14,898)	$(50,171)	$(85,940)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.03)	$(0.04)	$(0.13)	$(0.22)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	387,297	378,437	384,791	386,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(12,857)	$(14,898)	$(50,171)	$(85,940)
Total other comprehensive income
Foreign currency translation adjustments	(35)	30	(63)	88
Change in unrealized gain on available-for-sale marketable securities	375	2,489	795	1,232
Total other comprehensive income	$340	$2,519	$732	$1,320
Comprehensive loss	$(12,517)	$(12,379)	$(49,439)	$(84,620)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533
Release of restricted stock units, net of tax withholdings	4,519	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(5,071)	—	—	(5,071)
Conversion from Class B to Class A common stock	135	—	(135)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	340	—	—	—	528	—	—	528
Issuance of common stock under employee stock purchase plan	391	—	—	—	612	—	—	612
Stock-based compensation	—	—	—	—	16,600	—	—	16,600
Other comprehensive income	—	—	—	—	—	340	—	340
Net loss	—	—	—	—	—	—	(12,857)	(12,857)
Balances as of September 30, 2025	240,900	$24	147,734	$15	$1,342,251	$1,649	$(914,254)	$429,685

	Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2024	187,107	$19	192,098	$19	$1,309,594	$(256)	$(837,062)	$472,314
Release of restricted stock units, net of tax withholdings	3,830	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(5,653)	—	—	(5,653)
Repurchase of common stock	(7,520)	—	—	—	(19,815)	—	—	(19,815)
Conversion from Class B to Class A common stock	27,198	2	(27,198)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,272	—	—	—	2,670	—	—	2,670
Issuance of common stock under employee stock purchase plan	302	—	—	—	468	—	—	468
Stock-based compensation	—	—	—	—	18,440	—	—	18,440
Other comprehensive income	—	—	—	—	—	2,519	—	2,519
Net loss	—	—	—	—	—	—	(14,898)	(14,898)
Balances as of September 30, 2024	212,189	$21	164,900	$17	$1,305,704	$2,263	$(851,960)	$456,045

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	12,441	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(14,246)	—	—	(14,246)
Repurchase of common stock	(8,409)	—	—	—	(14,528)	—	—	(14,528)
Conversion from Class B to Class A common stock	10,400	1	(10,400)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,181	1	—	—	2,286	—	—	2,287
Issuance of common stock under employee stock purchase plan	799	—	—	—	1,325	—	—	1,325
Stock-based compensation	—	—	—	—	50,798	—	—	50,798
Other comprehensive income	—	—	—	—	—	732	—	732
Net loss	—	—	—	—	—	—	(50,171)	(50,171)
Balances as of September 30, 2025	240,900	$24	147,734	$15	$1,342,251	$1,649	$(914,254)	$429,685

	Nine Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	186,415	$19	201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units, net of tax withholdings	11,713	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(11,353)	—	—	(11,353)
Repurchase of common stock	(30,037)	(3)	—	—	(73,297)	—	—	(73,300)
Conversion from Class B to Class A common stock	37,060	3	(37,060)	(3)	—	—	—	—
Issuance of common stock upon exercise of stock options	6,328	1	—	—	11,504	—	—	11,505
Issuance of common stock under employee stock purchase plan	710	1	—	—	1,074	—	—	1,075
Stock-based compensation	—	—	—	—	54,181	—	—	54,181
Other comprehensive income	—	—	—	—	—	1,320	—	1,320
Net loss	—	—	—	—	—	—	(85,940)	(85,940)
Balances as of September 30, 2024	212,189	$21	164,900	$17	$1,305,704	$2,263	$(851,960)	$456,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(50,171)	$(85,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,533	3,307
Stock-based compensation	50,798	54,181
Non-cash impairment charges related to lease abandonment	—	22,760
Accretion of investments	(1,908)	(4,858)
Other	409	830
Changes in operating assets and liabilities:
Accounts receivable, net	(1,883)	(3,423)
Prepaid expenses and other assets	(2,697)	(6,392)
Operating lease right-of-use assets	2,129	3,050
Accounts payable	4,081	(1,656)
Operating lease liabilities	(6,275)	(4,931)
Accrued expenses and other liabilities	983	(8,886)
Net cash used in operating activities	(3,001)	(31,958)
Cash flows from investing activities
Purchases of property and equipment	(502)	(315)
Purchases of marketable securities	(220,364)	(195,627)
Sales of marketable securities	105,258	138,443
Maturities of marketable securities	151,580	158,409
Loan to Opportunity Finance Network	—	(7,500)
Net cash provided by investing activities	35,972	93,410
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,287	11,505
Proceeds from issuance of common stock under employee stock purchase plan	1,325	1,075
Tax withholdings on release of restricted stock units	(14,246)	(11,353)
Repurchase of common stock	(14,528)	(73,300)
Net cash used in financing activities	(25,162)	(72,073)
Effect of exchange rate changes on cash and cash equivalents	(63)	88
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,746	(10,533)
Cash, cash equivalents, and restricted cash at beginning of period	56,721	71,404
Cash, cash equivalents, and restricted cash at end of period	$64,467	$60,871
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$56,088	$49,700
Restricted cash, non-current	8,379	11,171
Total cash, cash equivalents, and restricted cash	$64,467	$60,871
Supplemental cash flow disclosures
Non-cash investing and financing activities:
Remeasurement of operating lease liability and right-of-use asset	$—	$(18,915)

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
Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of September 30, 2025 and December 31, 2024, deferred revenue was $7.6 million and $6.8 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each period was $3.6 million and $4.1 million, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each period was $3.7 million and $5.9 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of September 30, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$20,546	$—	$—	$20,546
Corporate bonds	584	—	—	584
Commercial paper	3,912	—	—	3,912
Total cash equivalents	25,042	—	—	25,042
Marketable securities:
Certificates of deposit	1,898	1	—	1,899
Commercial paper	8,997	3	(1)	8,999
Corporate bonds	272,991	1,133	(20)	274,104
U.S. Treasury securities	17,572	32	—	17,604
Asset-backed securities	44,433	190	—	44,623
Total marketable securities	345,891	1,359	(21)	347,229
Total	$370,933	$1,359	$(21)	$372,271

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$17,198	$—	$—	$17,198
Corporate bonds	1,994	—	—	1,994
Total cash equivalents	19,192	—	—	19,192
Marketable securities:
Certificates of deposit	3,631	2	(1)	3,632
Commercial paper	12,751	20	(1)	12,770
Corporate bonds	284,359	722	(216)	284,865
U.S. Treasury securities	42,519	3	(140)	42,382
Asset-backed securities	37,626	167	(13)	37,780
Total marketable securities	380,886	914	(371)	381,429
Total	$400,078	$914	$(371)	$400,621

All marketable securities are designated as available-for-sale securities as of September 30, 2025 and December 31, 2024.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$5,718	$(1)	$—	$—	$5,718	$(1)
Corporate bonds	19,227	(19)	333	(1)	19,560	(20)
Asset-backed securities	75	—	—	—	75	—
Total	$25,020	$(20)	$333	$(1)	$25,353	$(21)

	As of December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,229	$(1)	$—	$—	$1,229	$(1)
Commercial paper	2,258	(1)	—	—	2,258	(1)
Corporate bonds	82,499	(216)	418	—	82,917	(216)
U.S. Treasury securities	34,286	(137)	5,494	(3)	39,780	(140)
Asset-backed securities	4,396	(13)	98	—	4,494	(13)
Total	$124,668	$(368)	$6,010	$(3)	$130,678	$(371)

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$130,840	$131,122
Due after one to four years	215,051	216,107
Total	$345,891	$347,229

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$171,990	$172,333
Due after one to four years	208,896	209,096
Total	$380,886	$381,429

Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of September 30, 2025 and December 31, 2024. The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$20,546	$—	$20,546
Corporate bonds	—	584	584
Commercial paper	—	3,912	3,912
Total cash equivalents	20,546	4,496	25,042
Marketable securities:
Certificates of deposit	—	1,899	1,899
Commercial paper	—	8,999	8,999
Corporate bonds	—	274,104	274,104
U.S. Treasury securities	—	17,604	17,604
Asset-backed securities	—	44,623	44,623
Total marketable securities	—	347,229	347,229
Total cash equivalents and marketable securities	$20,546	$351,725	$372,271

	As of December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$17,198	$—	$17,198
Corporate bonds	—	1,994	1,994
Total cash equivalents	17,198	1,994	19,192
Marketable securities:
Certificates of deposit	—	3,632	3,632
Commercial paper	—	12,770	12,770
Corporate bonds	—	284,865	284,865
U.S. Treasury securities	—	42,382	42,382
Asset-backed securities	—	37,780	37,780
Total marketable securities	—	381,429	381,429
Total cash equivalents and marketable securities	$17,198	$383,423	$400,621
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

	As of September 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,155	$14,155

	As of December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,076	$14,076
As of September 30, 2025 and December 31, 2024, there were no other financial instruments or liabilities that were not recorded at fair value.

Opportunity Finance Network Loan Agreement
In June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of September 30, 2025, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
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
Securities and Derivative Litigation
In February 2024, a securities class action complaint was filed against the Company and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for the lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024. The Company filed a Motion to Dismiss on November 12, 2024. On May 19, 2025, the court granted the Motion to Dismiss in its entirety, but also granted the lead plaintiff leave to amend the complaint. On June 16, 2025, the lead plaintiff filed a second amended complaint that (i) brings claims solely against the Company and Sarah Friar, (ii) limits the challenged statements to a single statement, and (iii) narrows the putative class period to May 10, 2022 through November 7, 2022. The Company’s Motion to Dismiss the second amended complaint was filed on July 31, 2025, and the lead plaintiff filed its opposition to the motion on September 15, 2025. The Company filed its reply brief on October 15, 2025. The hearing was vacated on October 22, 2025, and the Company is awaiting a ruling from the court.
On July 26, 2024, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint names as defendants certain of the Company’s former and current officers and directors, as well as the Company as nominal defendant, and asserts state and federal claims based on some of the same alleged misstatements as the securities class action complaint described above. The complaint seeks unspecified damages, attorneys’ fees, and other costs. The lawsuit is currently stayed, pending outcome of any motion to dismiss the securities class action.

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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three and nine months ended September 30, 2025 and 2024, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of September 30, 2025 and December 31, 2024.

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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended September 30, 2025 and 2024, 390,581 and 302,339 shares of Class A common stock were purchased under the 2021 ESPP, respectively. During the nine months ended September 30, 2025 and 2024, 798,985 and 709,637 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased and retired 8,409,278 shares of its Class A common stock at an average purchase price of $1.72 per share for an aggregate repurchase price of $14.5 million. During the three and nine months ended September 30, 2024, the Company repurchased and retired 7,519,763 and 30,037,358 shares of its Class A common stock at an average purchase price of $2.64 and $2.44 per share for an aggregate repurchase price of $19.8 million and $73.3 million, respectively. As of September 30, 2025, the Company had $82.8 million available for future share repurchases under the Share Repurchase Program.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2025 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,011	$2.71	4.7	$3,326
Options granted	—	$—
Options exercised	(1,181)	$1.94
Options forfeited or expired	(6,036)	$2.86
Outstanding at September 30, 2025	13,794	$2.71	4.9	$1,492
Exercisable at September 30, 2025	13,645	$2.72	4.9	$1,451
Vested or expected to vest at September 30, 2025	13,794	$2.71	4.9	$1,492
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. No options were granted during the nine months ended September 30, 2025. The weighted average grant date fair value of options granted was $1.23 per share during the nine months ended September 30, 2024.
The intrinsic value of the options exercised was $0.5 million and $3.0 million for the nine months ended September 30, 2025 and 2024, respectively.

A summary of the Company’s RSU activity for the nine months ended September 30, 2025 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	42,891	$2.37
RSUs granted	38,792	$1.76
RSUs vested	(19,841)	$2.35
RSUs forfeited	(11,002)	$2.11
Unvested at September 30, 2025	50,840	$1.97

Market-based PSUs
In April 2024, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of approximately 5.0 million shares of Class A common stock. In March 2025, the Company granted its Chief Executive Officer a similar market-based PSU award of approximately 0.7 million shares of the Company’s Class A common stock. In August 2025, the Company granted another market-based PSU award of approximately 0.9 million shares to an executive officer with the same performance metrics and vesting conditions as the March 2025 PSU. For all awards, the PSUs will vest based on stock price targets achieved over a four-year period, and any PSUs that have not vested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantees’ continuous employment with the Company, as well as other customary provisions pursuant to the Company’s 2021 Plan. The aggregate grant date fair value of the 2025 PSUs was $2.6 million and the grant date fair value of the 2024 PSU was $9.3 million, each calculated using a Monte Carlo simulation model and recognized over the respective derived service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three and nine months ended September 30, 2025, the Company recognized $0.9 million and $2.9 million of stock-based compensation expense in connection with these awards, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	66.5% - 66.7%	66.8%
Expected term (in years)	4.4 - 4.9	5.0
Risk-free interest rate	3.6% - 4.1%	4.3%
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$702	$729	$2,186	$1,964
Research and development	9,497	9,776	28,361	28,217
Sales and marketing	2,229	2,233	6,924	7,144
General and administrative	4,172	5,702	13,327	16,856
Total	$16,600	$18,440	$50,798	$54,181
As of September 30, 2025, there was $82.2 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 1.8 years.
Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(7,951)	$(4,906)	$(7,870)	$(7,028)	$(30,628)	$(19,543)	$(43,043)	$(42,897)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	239,498	147,799	199,912	178,525	234,903	149,888	193,437	192,783
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.04)	$(0.04)	$(0.13)	$(0.13)	$(0.22)	$(0.22)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of September 30,
	2025	2024
Outstanding stock options	13,794	27,129
Unvested RSUs	50,840	44,277
Shares issuable pursuant to the ESPP	704	1,441
Total	65,338	72,847
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
The Company recorded an income tax expense for the three months ended September 30, 2025 and 2024 of $0.1 million and $0.2 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the nine months ended September 30, 2025 and 2024 of $0.5 million and $0.7 million, respectively, both of which were primarily related to foreign taxes.
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
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$66,732	$63,343	$181,465	$174,359
International	2,166	2,267	6,702	7,689
Total	$68,898	$65,610	$188,167	$182,048

Substantially all of the Company’s long-lived assets are located in the United States.

Note 11. Restructuring
On August 7, 2025, the Company announced a cost reduction plan intended to right size the business and align the workforce and other expenses with Nextdoor’s business priorities. The execution of the cost reduction plan was substantially complete by the end of the third quarter of 2025.
The following table summarizes the restructuring charges in the consolidated statements of operations for three and nine months ended September 30, 2025 (in thousands):

	Severance and Related Charges	Stock-Based Compensation Expense	Total
Research and development	$2,660	$792	$3,452
Sales and marketing	1,250	126	1,376
General and administrative	750	51	801
Total	$4,660	$969	$5,629
Liabilities and remaining charges under the cost reduction plan were immaterial as of September 30, 2025, and were included in accrued expenses and other current liabilities on the consolidated balance sheets.
On April 24, 2024, the Company performed a restructuring intended to refocus the Company for future growth. The plan impacted 38 of the Company’s full-time employees. The Company incurred one-time charges of approximately $2.8 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits and related costs. The execution of the plan was substantially complete by the end of the second quarter of 2024. In addition, in June 2024 the Company ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. As a result, the Company recorded impairment charges of $22.7 million for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
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
Key business metrics for the three months ended September 30, 2025 are as follows:
•Platform Weekly Active Users (“Platform WAU”) was 21.6 million, a decrease of 3% compared to the three months ended September 30, 2024.
•Average revenue per platform weekly active user (“Platform ARPU”) was $3.19, an increase of 8% compared to the three months ended September 30, 2024.
Financial Results as of and for the three and nine months ended September 30, 2025 are as follows:
•Revenue for the three months ended September 30, 2025 was $68.9 million, an increase of 5% compared to the three months ended September 30, 2024. Revenue for the nine months ended September 30, 2025 was $188.2 million, an increase of 3% compared to the nine months ended September 30, 2024.
•Total costs and expenses for the three months ended September 30, 2025 were $86.1 million, a decrease of less than 1% compared to the three months ended September 30, 2024. Total costs and expenses for the nine months ended September 30, 2025 were $252.7 million, a decrease of 12% compared to the nine months ended September 30, 2024.
•Net loss for the three months ended September 30, 2025 decreased 14% to $12.9 million, compared to $14.9 million for the three months ended September 30, 2024. Net loss for the nine months ended September 30, 2025 decreased 42% to $50.2 million, compared to $85.9 million for the nine months ended September 30, 2024.
•Adjusted EBITDA for the three months ended September 30, 2025 was positive at $4.4 million, compared to a loss of $1.3 million for the three months ended September 30, 2024. Adjusted EBITDA loss for the nine months ended September 30, 2025 decreased 67% to $7.0 million, compared to $21.3 million for the nine months ended September 30, 2024.
•Cash, cash equivalents, and marketable securities were $403.3 million as of September 30, 2025.
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

Our Platform WAU for the three months ended September 30, 2025 and 2024 were 21.6 million and 22.3 million, respectively, representing a decrease of 3% period over period.

Quarterly Average Platform Weekly Active Users
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
21.6
22.3
22.2
22.0
21.8
21.6
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the three months ended September 30, 2025 and 2024 was $3.19 and $2.95, respectively.

Quarterly Platform ARPU

$4.00
$3.00
$2.00
$1.00
$—
$2.93
$2.95
$2.94
$2.46
$2.99
$3.19
Q2'24
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$68,898	$65,610	$188,167	$182,048
Costs and expenses(1):
Cost of revenue	10,437	11,129	30,527	31,387
Research and development	35,674	31,897	103,790	94,318
Sales and marketing	23,766	26,158	70,212	86,468
General and administrative	16,250	17,203	48,156	74,417
Total costs and expenses	86,127	86,387	252,685	286,590
Loss from operations	(17,229)	(20,777)	(64,518)	(104,542)
Interest income	4,624	5,804	14,380	19,059
Other income (expense), net	(121)	243	507	226
Loss before income taxes	(12,726)	(14,730)	(49,631)	(85,257)
Provision for income taxes	131	168	540	683
Net loss	$(12,857)	$(14,898)	$(50,171)	$(85,940)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$702	$729	$2,186	$1,964
Research and development	9,497	9,776	28,361	28,217
Sales and marketing	2,229	2,233	6,924	7,144
General and administrative	4,172	5,702	13,327	16,856
Total	$16,600	$18,440	$50,798	$54,181

The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue)	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	15	17	16	17
Research and development	52	49	55	52
Sales and marketing	34	40	37	47
General and administrative	24	26	26	41
Total costs and expenses	125	132	134	157
Loss from operations	(25)	(32)	(34)	(57)
Interest income	7	9	8	10
Other income (expense), net	—	—	—	—
Loss before income taxes	(18)	(22)	(26)	(47)
Provision for income taxes	—	—	—	—
Net loss	(19)%	(23)%	(27)%	(47)%
Note: Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Revenue	$68,898	$65,610	$3,288	5%	$188,167	$182,048	$6,119	3%
Revenue increased by $3.3 million, or 5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to increased advertising spending, partially offset by a decrease in the number of active users, as measured by a 3% decrease in Q3 Platform WAU.
Revenue increased by $6.1 million, or 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increased advertiser spending, partially offset by a decrease in the number of active users, as measured by a 3% decrease in Q3 Platform WAU.
Cost of revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Cost of revenue	$10,437	$11,129	$(692)	(6)%	$30,527	$31,387	$(860)	(3)%
Cost of revenue decreased by $0.7 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $0.6 million decrease in third-party hosting costs.
Cost of revenue decreased by $0.9 million, or 3%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $1.5 million decrease in third-party hosting costs and a $1.0 million decrease in third-party costs associated with delivering and supporting our advertising product, partially offset by a $1.1 million increase in allocated personnel-related costs and a $0.6 million increase in merchant processing fees.

Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Research and development	$35,674	$31,897	$3,777	12%	$103,790	$94,318	$9,472	10%
Research and development expenses increased by $3.8 million, or 12%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to a $3.1 million increase in personnel-related costs, inclusive of restructuring costs, and a $0.3 million increase in allocated overhead costs.
Research and development expenses increased by $9.5 million, or 10%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to a $8.2 million increase in personnel-related costs, inclusive of restructuring costs, and a $1.3 million increase in professional service fees.
Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Personnel-related and other	$17,505	$17,155	$350	2%	$52,431	$60,571	$(8,140)	(13)%
Brand and performance marketing	3,673	6,322	(2,649)	(42)%	10,077	17,880	(7,803)	(44)%
Neighbor services	2,588	2,681	(93)	(3)%	7,704	8,017	(313)	(4)%
Total sales and marketing	$23,766	$26,158	$(2,392)	(9)%	$70,212	$86,468	$(16,256)	(19)%
Sales and marketing expenses decreased by $2.4 million, or 9%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $1.4 million decrease in performance marketing costs for user acquisition and a $1.3 million decrease in performance marketing costs to attract local businesses, partially offset by a $0.4 million increase in personnel-related costs, inclusive of restructuring costs.
Sales and marketing expenses decreased by $16.3 million, or 19%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $8.1 million decrease in personnel-related costs, inclusive of restructuring costs, a $4.1 million decrease in performance marketing costs for user acquisition and a $3.7 million decrease in performance marketing costs to attract local businesses.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
General and administrative	$16,250	$17,203	$(953)	(6)%	$48,156	$74,417	$(26,261)	(35)%
General and administrative expenses decreased by $1.0 million, or 6%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a $1.9 million decrease in personnel-related costs, inclusive of restructuring costs, partially offset by a $1.3 million increase in professional service fees.

General and administrative expenses decreased by $26.3 million, or 35%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to $23.3 million of restructuring costs in the second quarter of 2024 and a $4.7 million decrease in personnel-related costs, inclusive of restructuring costs, in 2025, partially offset by a $2.1 million increase in professional service fees.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Interest income	$4,624	$5,804	$(1,180)	(20)%	$14,380	$19,059	$(4,679)	(25)%
Interest income decreased by $1.2 million, or 20%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Interest income decreased by $4.7 million, or 25%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Other income (expense), net	$(121)	$243	$(364)	NM	$507	$226	$281	124%
Other income (expense), net decreased by $0.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other income (expense), net increased by $0.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	$	%	2025	2024	$	%
Provision for income taxes	$131	$168	$(37)	(22)%	$540	$683	$(143)	(21)%
Provision for income taxes decreased by less than $0.1 million, or 22%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in foreign income tax expenses.
Provision for income taxes decreased by $0.1 million, or 21%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease in foreign income tax expenses.
Liquidity and Capital Resources
Since inception, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.

We have generated losses from our operations, as reflected in our accumulated deficit of $914.3 million as of September 30, 2025. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of September 30, 2025, we had $403.3 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our share repurchase program (the “Share Repurchase Program”), and our ability to obtain equity or debt financing. Moreover, any instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. We did not repurchase any shares of our Class A common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased and retired 8,409,278 shares of our Class A common stock at an average purchase price of $1.72 per share for an aggregate repurchase price of $14.5 million. As of September 30, 2025, we had $82.8 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(3,001)	$(31,958)
Net cash provided by investing activities	$35,972	$93,410
Net cash used in financing activities	$(25,162)	$(72,073)
Operating activities
Cash used in operating activities during the nine months ended September 30, 2025 was $3.0 million which resulted from a net loss of $50.2 million, adjusted for non-cash charges of $50.8 million and net cash outflows of $3.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $50.8 million of stock-based compensation expense and $1.5 million of depreciation and amortization expense, partially offset by $1.9 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $6.3 million decrease in operating lease liabilities due to lease payments, a $2.7 million increase in prepaid expenses and other assets, and a $1.9 million increase in accounts receivable. These amounts were partially offset by a $4.1 million increase in accounts payable and a $2.1 million decrease in operating lease right-of-use assets due to normal amortization, and a $1.0 million increase in accrued expenses and other liabilities.

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
Investing activities
Cash provided by investing activities for the nine months ended September 30, 2025 was $36.0 million, which consisted of proceeds from maturities of marketable securities of $151.6 million and proceeds from sales of marketable securities of $105.3 million. This was partially offset by purchases of marketable securities of $220.4 million and purchases of property and equipment of $0.5 million.
Cash provided by investing activities for the nine months ended September 30, 2024 was $93.4 million, which consisted of proceeds from maturities of marketable securities of $158.4 million and proceeds from sales of marketable securities of $138.4 million. This was partially offset by purchases of marketable securities of $195.6 million and a loan to Opportunity Finance Network of $7.5 million.
Financing activities
Cash used in financing activities for the nine months ended September 30, 2025 was $25.2 million, which consisted of repurchases of common stock of $14.5 million and tax withholdings on release of restricted stock units of $14.2 million. This was partially offset by proceeds from the issuance of common stock upon exercise of stock options of $2.3 million and proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.
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

The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(12,857)	$(14,898)	$(50,171)	$(85,940)
Depreciation and amortization	475	777	1,533	3,307
Stock-based compensation	16,600	18,440	50,798	54,181
Interest income	(4,624)	(5,804)	(14,380)	(19,059)
Provision for income taxes	131	168	540	683
Restructuring charges	4,660	—	4,660	25,517
Adjusted EBITDA	$4,385	$(1,317)	$(7,020)	$(21,311)
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
Interest Rate Risk
As of September 30, 2025, we had cash and cash equivalents of $56.1 million and marketable securities of $347.2 million. Our cash and cash equivalents consist of cash in bank accounts, demand deposits, and money market funds. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Limitations on the Effectiveness of Disclosure Controls and Procedures
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. In July 2025, we launched our new Nextdoor (formerly NEXT) initiative, a complete transformation of our platform with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. This initiative remains ongoing as we continue to implement additional features and enhancements. These changes may not be favorably received by users or advertisers, may not result in increased engagement or monetization, and may disrupt established usage patterns or alienate existing users. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, the wars in Ukraine and the Middle East, inflation, changing interest rates, potential recessions, the implementation of tariffs by the United States, China, or other governments, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. U.S. trade policies, including tariffs on imported goods, may adversely affect economic conditions and consumer spending patterns. Current and potential U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response to such U.S. tariffs, may adversely affect spending by advertisers and, consequently, our operating results. Trade policy uncertainty and tariff implementations may continue to contribute to market volatility and economic uncertainty. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

We currently generate substantially all of our revenue from advertising. If advertisers reduce or eliminate their spending with us, our business, operating results, and financial condition would be adversely impacted.
Substantially all of our revenue is currently generated from the sales of advertising on our platform in the form of online display advertisements. Our advertisers typically do not have long-term advertising spend commitments with us. Many of our advertisers spend only a relatively small portion of their overall advertising budget with us. In addition, advertisers may view some of the features on our platform as experimental and unproven. Advertisers will not continue to do business with us, or they will reduce the prices they are willing to pay to advertise with us, if we do not deliver advertisements in an effective manner, or if advertisers do not believe that their investment in advertising with us will generate a competitive return relative to alternatives. Our ability to attract and retain advertisers, and ultimately generate revenue, may be adversely affected by a number of factors, including but not limited to:
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

•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the European Union’s Regulation (EU) 2016/679 (General Data Protection Regulation) (“EU GDPR”) and the United Kingdom’s Data Protection Act 2018 and UK General Data Protection Regulation (“UK GDPR” and the foregoing, collectively, “GDPR”), European Directive 2002/58/EC (the “ePrivacy Directive”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), the Australia Privacy Act 1988 along with the 2024 reforms thereto and the Australian Privacy Principles (“APPs”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) in California, and comparable U.S. state privacy laws in over a third of other states, or changes to third-party policies.

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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple has its Intelligent Tracking Prevention (“ITP”) feature in its Safari browser, which blocks some or all third-party cookies by default on mobile and desktop and has become increasingly restrictive over time. Apple’s related Privacy-Preserving Ad Click attribution, intended to preserve some of the functionality lost with ITP, would, for example, prevent uniquely identifying individuals and devices across sites for the purpose of Ad Click attribution, prevent measurement outside a narrowly-defined attribution window, and prevent advertisement re-targeting and optimization. Further, Apple uses an App Tracking Transparency framework that limits the ability of mobile applications to request an iOS device’s advertising identifier and affects our ability to track neighbors’ actions off our platform and connect their interactions with on-platform advertising. Google has shifted its approach from completely phasing out third-party cookies to allowing users to make browser-level privacy choices, which could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in 2023, 2024 and 2025, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of its leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, our recently launched “Faves” feature, which is part of the new Nextdoor initiative, uses AI technology to draw insights from users’ posts and comments about businesses and services in their neighborhoods, providing summarized recommendations in response to other users’ prompts on the Faves surface. The reliance of Faves on extensive user-generated conversations from neighborhoods exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency of AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain high-risk AI applications and imposes strict requirements on others, potentially requiring additional quality controls and regulatory submissions for our products. In the U.S., there is no comprehensive federal AI law, but over half of states have enacted or proposed AI legislation, including the Colorado Artificial Intelligence Act (effective February 1, 2026), which regulates high-risk AI systems and imposes transparency obligations. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around applicable obligations, implementation, and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with requirements that vary over time and across jurisdictions, and unresolved issues around AI-related laws may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Such issues may also undermine the availability or functionality of third party AI tools or services that we deploy in order to operate our business or services that we offer to consumers. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of September 30, 2025, the Nextdoor platform was accessible in 11 countries (including the United States). We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:

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

We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Further, in 2023, 2024 and 2025, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

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

Risks Related to Security and Technology
We are dependent on third-party software and service providers, including ads platforms and programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third-parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
Currently, we are dependent on third-party software and service providers, including ads platforms and programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. As such, the continued use of third-party software and service providers, including these ads platforms and programmatic advertising partners, is critical to our continued success and any service disruptions, adverse changes to the terms of use, pricing or related terms and conditions for such third-party providers’ products, or difficulties with such products, including our data usage, meeting our requirements or standards could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We have regularly reviewed key business and other metrics, including Platform WAU, and Platform ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, or if there are undetected errors in our systems, our key metrics calculations could be inaccurate. Any such inaccuracies, which may have occurred in the past or may occur in the future, may be difficult to identify in a timely manner. For example, in Q2 2025, we identified an issue related to iOS push notifications in the calculation of our Platform WAU metric which resulted in an immaterial overstatement of the Platform WAU figures previously disclosed for Q1 2024 through Q1 2025. Accordingly, the Platform WAU metric for Q1 2024 through Q1 2025 was revised in the Quarterly Report on Form 10-Q for Q2 2025 with the corrected figures. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We may change our key business metrics from time to time, including as a result of changes to our platform such as our new Nextdoor initiative. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we have decided to make changes, and in the future may make additional changes, to our key business metrics, including eliminating or replacing existing metrics. For example, in May 2025, we announced that we had made changes to the business that made Platform WAU a more important business metric for us, and as we continue to implement our new Nextdoor initiative (which is focused on making our platform more robust and engaging for users), we believe that Platform WAU will be a more important metric for our business than it has been in the past. In light of those changes, we believe that reporting Platform WAU instead of WAU (previously defined as a Nextdoor user who opens our application, logs onto our website or engages with an email with monetizable content) will provide more relevant insight into our current business performance and will better align with how management currently views the business. Accordingly, beginning with the Quarterly Report on Form 10-Q for Q2 2025, we no longer report WAU and instead report Platform WAU in our filings. In addition, we continue to present ARPU (now referred to as Platform ARPU), with the denominator based on the average number of Platform WAU instead of WAU. Moreover, while we continue to view international monetization as a long-term growth opportunity, our focus is on improving our product experience and aligning our operations to best serve users and advertisers in existing markets, primarily in the United States. Therefore, in our filings we no longer provide a breakout of our key business metrics between the United States and international market. For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” in Part II, Item 7 of this Quarterly Report on Form 10-Q. If these changes make it more difficult for investors or analysts to compare our performance over time or to other companies, or if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $50.2 million and $85.9 million for the three and nine months ended September 30, 2025 and 2024, respectively. We have an accumulated deficit of $914.3 million as of September 30, 2025. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023 and 2024, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of September 30, 2025, we had $82.8 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including trademark, copyright, and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, telecommunications, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, suspended, or amended, in a manner that could require burdensome or inconsistent compliance efforts, introduce legal or regulatory liability, or otherwise harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other governmental scrutiny.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the Electronic Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see such protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for harms resulting from third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could significantly harm our business. In addition, the Federal Trade Commission recently launched a public inquiry seeking information on technology platforms’ censorship efforts (including denial or degradation of services) based on the content of users’ speech or their affiliations, and how this conduct may have violated current law. We could incur significant costs investigating, defending, or otherwise responding to such claims and inquiries, and, if we are found liable, we may be subject to significant damages or the suspension of services or operations.

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

We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our neighbors, employees and partners including contact details, demographic network details, and location data. We are therefore subject to U.S. (federal, state, local) and foreign laws and regulations regarding data privacy, security and protection, which encompass the processing of personal information. The regulatory frameworks for data privacy, security, and protection worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain, as current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data, for example through more burdensome notice or consent requirements that impact our use of advertising technologies.

We have internal and publicly posted policies, statements and notices regarding our collection, processing, use, disclosure, deletion and security of personal and non-personal information, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in investigation, mitigation, defense, or settlement, result in the imposition of monetary liability or demands for injunctive relief, divert management's time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. Although we endeavor to comply with our public statements and policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.

In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including more than twenty U.S. states that have enacted comprehensive consumer privacy laws. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. Additionally, California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities for targeted marketing and personalized advertising. Furthermore, the California Privacy Protection Agency, which administers and enforces the CCPA, is starting to impose several new obligations on covered businesses over the next several years, including independent cybersecurity audits, comprehensive risk assessments for certain personal information processing activities and requirements for the use of automated decision making technologies (ADMT) for significant decisions. The CCPA also prohibits covered businesses from discriminating against consumers for exercising any rights established under the CCPA — prohibiting, for example, unjustified increased fees for individuals who opt out of the sale of their personal information). The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Over a third of other U.S. states have also passed comparable legislation, with several such state laws imposing unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and there have been numerous attempts to introduce privacy legislation at the federal level. Compliance with these laws, any newly enacted privacy, security, and data protection laws or regulations, browser-level opt out requirements, cybersecurity audit obligations, risk assessment mandates, and ADMT requirements may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies, incur substantial costs and potential liability, and make significant modifications to our advertising technologies and business model in an effort to comply with such legislation.

Of further concern in the United States, regulatory attention to artificial intelligence systems, including generative AI, continues to increase. More than half of U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Colorado Artificial Intelligence Act, which becomes effective on June 30, 2026, focuses on the regulation of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. In addition, the Texas Responsible AI Governance Act, effective January 1, 2026, prohibits the use of AI systems for specified purposes, such as incitement of violence, self-harm, or criminality, unlawful discrimination, and violation of constitutional rights. Further, California has enacted several laws, some of which are currently being challenged, requiring transparency in the development of AI systems or addressing potential harms from AI technologies, such as the creation and distribution of deepfakes. As these laws are proposed, enacted, challenged, interpreted, and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data, or other AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

The GDPR prohibit transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commission Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework) are subject to legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom and Switzerland), and we currently self-certify to both the EU-US Data Privacy Framework and the UK Extension to the EU-US Data Privacy Framework, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.

The global expansion of artificial intelligence laws has the potential to restrict or impose supplementary obligations on our utilization of this technology. For example, the EU AI Act, which entered into force on August 1, 2024, establishes obligations for entities engaged in the development and deployment of AI systems, the majority of which will apply two years later. The legislation employs a risk-based methodology, prohibits specified high-risk AI practices, and mandates requirements for the deployment of general purpose AI with respect to transparency, data governance, and human oversight. Such compliance efforts may require us to modify our use of AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

We are also subject to evolving laws on cookies and e-marketing. In the European Union and the United Kingdom, informed consent is required for the placement of certain cookies or similar technologies on a user’s device as well as for direct electronic marketing communications. Further, under the GDPR, valid consent is tightly defined, including a prohibition on pre-checked consents, and the European Union and United Kingdom require organizations to obtain separate consents for each type of cookie or similar technology, or for particularized uses of personal data. U.S. regulators are also increasingly focused on the use of cookies for targeted advertising. If regulators start to enforce strict approaches regarding the use of cookies, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand neighbors.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of September 30, 2025. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2025, we had 240,899,780 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2025 to July 31, 2025	—	$—	—	$82,766
August 1, 2025 to August 31, 2025	—	$—	—	$82,766
September 1, 2025 to September 30, 2025	—	$—	—	$82,766
Total	—		—
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended September 30, 2025, two of our Section 16 officers adopted a Rule 10b5-1 Plan. The new Rule 10b5-1 Plans were entered into during an open trading window in accordance with our Insider Trading Policy.
On September 4, 2025, Sophia Schwartz, our Chief Legal Officer and Secretary, entered into a Rule 10b5-1 Plan (the “Schwartz 2026 Plan”) providing for the potential sale of up to 633,956 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfied certain threshold prices specified in the Schwartz 2026 Plan, between January 2, 2026 and December 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Schwartz 2026 Plan or the occurrence of certain events set forth therein. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Schwartz 2026 Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.
On September 4, 2025, Craig Lisowski, our President of Products, entered into a Rule 10b5-1 Plan (the “Lisowski Plan”) providing for the potential sale of up to 892,857 shares of Class A common stock owned by Mr. Lisowski, including upon the vesting and settlement of RSUs for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Lisowski Plan, between an estimated start date of December 5, 2025 and December 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Lisowski Plan or the occurrence of certain events set forth therein. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Lisowski Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events. During the three months ended September 30, 2025, no other Section 16 officers or directors adopted or terminated any Rule 10b5-1 Plan.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
10.1+	Advisor Agreement, dated September 1, 2025, by and between Nextdoor Holdings, Inc. and Matthew Anderson
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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
Date: November 5, 2025

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer and Principal Financial Officer)

By:	/s/ Antoinette How
Name:	Antoinette How
Title:	Chief Accounting Officer (Principal Accounting Officer)