Form 10-K
period 2025-12-31
Nextdoor Holdings, Inc.
filed 2026-02-18
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). □
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of June 30, 2025, the last business day of the registrant’s recently completed second fiscal quarter, was approximately $434.4 million based upon the closing price reported for such date on the New York Stock Exchange.
As of February 13, 2026, there were 260,137,108 shares of the registrant’s Class A common stock outstanding and 127,588,294 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in responses to Part III of Form 10-K is hereby incorporated by reference to portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2026. The Proxy Statement will be filed by the Registrant with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025.

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

•the impact on our business as a result of interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict, other physical security threats, cyber-attacks, or other catastrophic events;

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

As used in this Annual Report, the terms “Nextdoor,” “we,” “us,” “Registrant,” and “our” mean Nextdoor Holdings, Inc. and its subsidiaries unless the context indicates otherwise.

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

•We may not be successful in our AI initiatives, which could adversely affect our business, reputation, or financial results.

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

PART I
Item 1. Business
Overview
Nextdoor is the essential neighborhood network connecting over 105 million Verified Neighbors1 to the people, places, and information that matter most in their local communities. Operating in over 350,000 neighborhoods across 11 countries, Nextdoor fosters trusted, real-world utility through locally relevant content and services, including news, real-time safety alerts, neighbor recommendations, for sale and free listings, and events. This focus on practical local value drives genuine, high-intent local engagement and supports a diverse ecosystem of neighbors and partners seeking to connect with neighbors.
Our platform is powered by unique geospatial technology and a proprietary advertising system that enables businesses of all sizes to reach highly engaged audiences with a local focus. Through these capabilities, Nextdoor helps strengthen local communities while providing partners — including small businesses, national brands, publishers, and civic and government agencies — with effective tools to communicate and engage locally at scale.
As of December 31, 2025, Nextdoor had 21.0 million Platform Weekly Active Users (“Platform WAU”) and reached 1 in 3 households in the United States.
Our Platform and Our Users
In 2025, we launched the new Nextdoor initiative, the first phase of a multi‑phase product transformation designed to create more engaging experiences for neighbors and partners and deliver enhanced value for advertisers. This evolution expands the platform beyond primarily neighbor-generated content to a dynamic feed enriched with timely, locally relevant information — including news and alerts — with artificial intelligence (“AI”) and machine learning (“ML”) used to help surface and personalize content for neighbors.
The Nextdoor Ecosystem
Nextdoor is built on the unique combination of neighbor identity, trust and proximity. Our platform is powered by our core constituencies: neighbors, businesses, and public agencies seeking to build stronger, more connected communities. Neighbors use Nextdoor to connect with their neighbors, follow local news, participate in conversations, discover and support local businesses, and exchange goods and services. Businesses use our platform to reach high-intent audiences through free Business Pages and targeted advertising, while public agencies — including fire departments, law enforcement, and municipal offices — share real-time updates, critical alerts, and community information.
This ecosystem is further enhanced by more than 4,000 local news publishers whose content accounted, as of December 31, 2025, for approximately 7% of total feed volume, as well as alert partners such as Waze, Weather.com, and the U.S. Geological Survey. These partnerships deliver real-time traffic, weather, and safety notifications, increasing the relevance and utility of our platform.
Key Features and Technology
The user experience anchors on the Feed, a dynamic, personalized stream of neighbor posts, discussions, news, alerts, and community updates tailored by location. Our Search functionality connects neighbors to local businesses and resources, enabling discovery and recommendations that help drive visibility and loyalty for local businesses. Additionally, For Sale & Free facilitates a local marketplace where neighbors can buy, sell, or donate items within their communities.
Our platform is built on a rich local data set that includes event details, recommendations, and insights into neighbor and neighborhood interests and behaviors. This proprietary data powers our unique local knowledge and neighbor graph, enabling more relevant content experiences for neighbors and more effective advertising solutions for businesses.
Through ongoing enhancements in AI and ML capabilities, we continue to improve content personalization, notification relevance, and ad performance. By seamlessly connecting neighbors, businesses, and public agencies, we continue to evolve Nextdoor into the most useful, real-time resource for neighborhoods—with a clear ambition: if it’s happening in your neighborhood, it’s on Nextdoor.
1 Verified Neighbors are individuals who have joined Nextdoor and completed the verification process for their account.

Our Advertising Solutions
Nextdoor offers a comprehensive suite of advertising solutions designed to deliver measurable results for businesses of all sizes. Our Nextdoor Ads Platform is built on a proprietary ad stack that includes the Nextdoor Ads Manager interface, our native ad server, and measurement and API tools. Together, these capabilities help businesses to connect with high-intent local audiences, build brand awareness, and drive customer engagement where decisions are made: in the neighborhood. To help businesses achieve these goals, we provide a range of key features and benefits:

•Hyperlocal Targeting: Powered by our first-party data from over 105 million Verified Neighbors, Nextdoor’s unique neighborhood-level targeting capabilities helps advertisers reach validated audiences based on neighborhood, interests, and real-world behavior. This is designed to help campaigns reach the most relevant neighborhoods to enhance impact.
•Diverse Ad Formats: We offer a variety of engaging ad formats, including sponsored posts, lead generation forms, native display ads, and video ads to cater to different marketing objectives and creative strategies. In 2025, we expanded our creative capabilities with AI-powered tools that help advertisers generate locally relevant copy and imagery at scale.
•Ad Auction and Delivery: Our ad auction system prioritizes ad relevance, quality, and user experience. Our algorithms analyze user interests, demographics, and historical behavior to optimize performance for advertisers while maintaining feed quality for neighbors.
•Measurement and Attribution: We provide robust measurement tools, including pixel-based and API-based conversion tracking, to help advertisers quantify impact. These insights allow businesses to track key performance indicators—such as website visits, leads, and online sales—and optimize their marketing spend based on clear attribution. For advertisers seeking deeper insight into offline outcomes, our sales team also collaborates with independent measurement partners to run campaign‑specific brand lift and foot‑traffic studies, providing additional visibility into consumer perception and in‑store activity.
•Brand Safety and Trust: We maintain a safe and trustworthy environment for both users and advertisers by implementing strict brand safety measures and partnering with independent third-party verification providers designed to help ensure brand suitability and help protect against fraud.
Go-to-Market Approach
Our go-to-market approach combines the scale and efficiency of our self-serve ads platform with the expertise of a dedicated global sales team. This hybrid approach allows us to cater to businesses of all sizes, from small local businesses to large global brands, across both self‑serve and managed campaigns. In addition to buying directly through our platform, advertisers can work with select programmatic and data partners to reach Nextdoor audiences more efficiently using their existing programmatic workflows.
Nextdoor Ads Manager (“NAM”) is the primary interface to our proprietary ad stack and powers our self-serve advertising channel by enabling advertisers to independently plan, launch, and optimize campaigns. Continued product investments in automated optimization, AI-driven creative support, and simplified campaign management have delivered measurable performance improvements, including higher click-through rates and lower cost-per-click for advertisers.
For advertisers with more complex needs, our dedicated global sales team provides personalized support across our ad stack throughout the marketing lifecycle, including campaign planning, optimization, and performance analysis. Strategically positioned across markets, our sales team focuses on attracting and retaining advertisers while driving measurable outcomes across all ad products.
A Community First Approach
Nextdoor continually innovates to facilitate productive neighborhood conversations. We maintain this constructive and authentic environment through a multi-layered strategy that combines neighbor verification based on location with clear Community Guidelines, and a hybrid moderation model leveraging both advanced technology and human review.
Real Identity and Verification
To ensure authenticity, Nextdoor requires neighbors to sign up using their real names and addresses. This verification process creates a network of real people, establishing a foundation of trust. Businesses, news partners, and public agencies undergo a similar verification process to establish trust within the ecosystem.
Hybrid Moderation Framework

We employ a three-tiered moderation framework to maintain a positive and productive environment.
•AI and Automated Solutions: We utilize ML models to proactively detect and flag harmful content before it is visible. Features such as the Kindness Reminder and Constructive Conversations Reminder encourage respectful dialogue by analyzing tone and suggesting constructive edits. From time to time, we test generative AI tools, including tools intended to help neighbors draft more constructive and engaging posts and comments in line with our Community Guidelines.
•Community Moderation: Leveraging the local context known by our users, we support a network of over 200,000 volunteer community reviewers. These volunteer neighbor reviewers are equipped with specialized tools to review reported content and uphold Community Guidelines in a way that reflects the unique nuances of their neighborhoods.
•Neighborhood Operations Team: Reports of specific types of content, including misinformation and discrimination, are escalated directly to Nextdoor’s internal operations staff. This ensures consistent, professional enforcement of our standards and policies.
Focus on Engagement Quality
We aim to balance high‑quality interactions on our platform with growth in overall usage. From time to time, we adjust our notification and email strategies, including periods where we reduce or reconfigure volume to improve relevance and the overall neighbor experience. These changes, together with product experiments, seasonality, and other factors, can lead to fluctuations in available ad impressions and short‑term metrics such as Platform WAU. Over the long term, we believe that focusing on relevant, useful experiences for neighbors is important to sustaining trust, deepening engagement, and supporting our business.
Technology and Innovation
We continually invest in technology to enhance our offerings for neighbors, businesses, and public agencies. At the core of our strategy is the use of AI and ML, which powers personalized content distribution for neighbors and optimizes ad reach and performance for advertisers. By leveraging our unique data set, we have developed AI-powered features to increase relevance, engagement, and utility for all. We continue investing in our proprietary ad platform to deliver greater advertiser value, reduce advertiser effort, and enable businesses of all sizes to succeed on Nextdoor.
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
We own a trademark portfolio, including registered trademarks and applications in the United States and other countries, for the marks NEXTDOOR, , and . We have registered domain names that we use in or relate to our business, such as the <nextdoor.com> domain name and country code top level domain name equivalents. As of December 31, 2025, we had 10 issued patent families in the United States. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Additionally, our current and future patents, trademarks, and other intellectual property or other proprietary rights may be contested, circumvented or found unenforceable or invalid. We may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. We license content, technology, and other intellectual property from our partners, and rely on our license agreements with those partners to use the intellectual property. Third parties may assert claims related to intellectual property rights against our partners or us.
For additional information, please see the section entitled “Risk Factors — Risks Related to Intellectual Property.”
Talent Management and Development
Our Culture and Core Values
Community drives everything we do at Nextdoor, and our employees embody that spirit. We are committed to attracting and retaining top talent by fostering an environment that promotes professional growth and personal impact. Our talent strategy is guided by three core values:
•Build for community;

•Raise the bar; and
•Act like an owner.
These principles anchor our performance culture and empower our workforce to contribute directly to Nextdoor’s long-term success.
As of December 31, 2025, we had 463 employees in the United States, Canada, and the United Kingdom.
Talent Acquisition, Development, and Retention
We prioritize the acquisition, development, and retention of talent at all levels of the organization. Our recruitment process is rigorous and standardized, utilizing behavioral and situational-based interviewing to identify candidates who demonstrate the skills and values necessary for long-term success.
Once onboarded, we invest in continuous development. We facilitate company-wide performance feedback and promotion cycles, complemented by recognition programs like our “Nextdoor Values Awards”. Our learning and development initiatives provide ongoing opportunities for skills enhancement, leadership growth, and compliance training. Additionally, we encourage the responsible use of AI-enabled tools to enhance employee productivity and innovation, supported by training and governance frameworks to ensure privacy, security, and legal compliance.
To foster an environment where employees feel engaged, valued, and heard, we actively seek and respond to their feedback through surveys, direct leadership interactions, and “All Hands” meetings that bring the entire company together. This open feedback loop allows us to address evolving employee needs and sustain our status as an employer of choice. We strive to create a dynamic, inclusive environment that supports and values employees with a wide range of experiences and perspectives.
Compensation, Benefits and Wellbeing
Our “Total Rewards” philosophy is designed to attract top talent and align employee and company interests. Our competitive compensation packages include base salaries, equity awards, and sales commissions for certain employees. Benefits vary by country and region and include retirement plans with company match, comprehensive healthcare coverage, flexible paid time off, parental leave, and family, caregiving, and mental health resources. To reinforce our mission, we provide “Volunteer Time Off,” enabling employees to dedicate time to causes in their local communities.
Employee Experience and Operations
We continue to invest in HR technology platforms to automate and enhance the employee lifecycle experience, from onboarding to offboarding. Our People Operations function supports a flexible hybrid work environment that balances in-person collaboration with remote efficiency. By streamlining HR administration — including benefits management, leave programs, and internal mobility — we ensure a seamless and supportive operational infrastructure that allows our employees to focus on driving business results.
Competition
We compete in almost every aspect of our business with companies that provide a variety of internet products, services, content, and online advertising. Aspects of our platform also compete with products and services including home services, classifieds, real estate, recommendations, news, alerts (including weather and traffic), and search engines. Of these companies, we most directly compete with social media companies that offer local products to advertisers and users, including large companies such as Meta (including Facebook and Instagram), Alphabet (including Google), and other similar service providers. As we introduce new products, as our platform evolves, or as other companies introduce new products and services, we may become subject to additional competition.
We compete with other companies to attract, engage, and retain users and their engagement. We also compete with other companies to attract and retain advertisers, which depends on our reach and ability to deliver a strong return on investment. Finally, we compete to attract and retain highly talented individuals, particularly software engineers, designers, and product managers.
For additional information, see the section entitled “Risk Factors — Our business is highly competitive. Competition presents an ongoing threat to the success of our business.”
Government Regulation
We are subject to many U.S. federal and state and foreign laws, regulations, and industry standards that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including trademark, copyright and patent laws), content regulation, rights of publicity, advertising and marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, telecommunications, AI and ML, and securities law compliance. Our business may also be affected by the adoption of any new or existing laws or regulations or changes in laws or regulations that would adversely affect the growth, popularity or use of online services or the internet in general; significantly restrict or impose conditions on our ability to collect, store, augment, analyze, use and share data; modify or augment consumer notice or consent requirements before a company can utilize cookies or other tracking technologies; or increase the liability of content platforms like ours. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business.
We rely on a variety of statutory, regulatory and common-law frameworks and defenses relevant to the content available on our platform, including the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”) and the fair-use doctrine in the United States, the Digital Services Act in the European Union (the “DSA”), and the Electronic Commerce Directive in the European Union (the “E-Commerce Directive”). However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, have seen Supreme Court challenges and there have been legislative efforts to curtail the CDA’s protections. These efforts could expose us to lawsuits in which we could incur significant costs and could seriously harm our business. In addition, various countries around the world have adopted legislation, including the DSA in the European Union, the Online Safety Act 2021 in Australia, and the Online Safety Act in the United Kingdom, that may impose additional obligations or liability on us associated with user-generated content.
We collect, store, use, share, and otherwise process data, some of which contains personal information. We are therefore subject to U.S. (federal and state) and foreign laws and regulations regarding data privacy and protection, which encompass the processing of personal information from users, employees, and business partners. These laws include, but are not limited to, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s General Data Protection Regulation (“UK GDPR”), Canada’s Personal Information Protection and Electronic Documents Act (“PIPEDA”), Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), the California Consumer Privacy Act (“CCPA”), and the Virginia Consumer Data Protection Act (“VCDPA”), along with similar consumer privacy laws enacted in more than one third of U.S. states. Legislative proposals concerning content regulation and data protection remain pending before the U.S. Congress, various state legislatures, and foreign governments, and new laws or interpretations of existing laws may require us to modify our data processing practices and incur substantial compliance costs.
We also use AI and ML technologies in our products and operations. Governments are increasingly focused on regulating AI, including through the European Union's Artificial Intelligence Act, the Colorado Artificial Intelligence Act, California Privacy Protection Agency (“CPPA”) regulations directed toward automated decision making technology, and emerging U.S. federal and state-level efforts to regulate AI technologies. These frameworks may impose transparency, risk assessment, or other compliance obligations, or may limit the use of AI technologies, in ways that may affect how we develop and deploy AI-enabled features.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the extent of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector with greater resources. Any failure to comply may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition, or operating results. Further, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely.
We engage with lawmakers and regulators in the countries and regions in which we do business to monitor legal and regulatory developments and ensure our perspective is heard on matters of importance to us.
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
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. In 2025, we launched our new Nextdoor initiative, the first phase of a multi‑phase product transformation with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. This initiative remains ongoing as we continue to implement additional features and enhancements. These changes may not be favorably received by users or advertisers, may not result in increased engagement or monetization, and may disrupt established usage patterns or alienate existing users. Our limited operating history at the current scale of our business may make it difficult to evaluate our current business and future prospects. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies with limited operating histories participating in rapidly evolving industries.

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
Adverse global economic and financial events and the effects thereof, such as health epidemics or pandemics, geopolitical conflicts, inflation, changing interest rates, potential recessions, the implementation of tariffs by the United States, China, or other governments, fluctuations in foreign exchange rates, actual or perceived instability in the global banking system, supply chain issues and inventory and labor shortages, have caused, and could in the future cause, disruptions and volatility in global financial markets. These conditions have in the past and may in the future translate to cost increases to us and advertisers and lead to decreased spending by our advertisers. U.S. trade policies, including tariffs on imported goods, may adversely affect economic conditions and consumer spending patterns. Current and potential U.S. tariffs, and any new or additional retaliatory tariffs that may be imposed by other countries in response to such U.S. tariffs, may adversely affect spending by advertisers and, consequently, our operating results. Trade policy uncertainty and tariff implementations may continue to contribute to market volatility and economic uncertainty. We are closely monitoring this evolving situation and there can be no assurance that we will be able to mitigate the impacts of any trade measures on our business, which could adversely impact our business, operating results, financial condition, and our stock price. In addition, since the majority of our revenue is derived from advertisers within the United States, economic conditions in the United States have a greater impact on us. We may not perform well in adverse macroeconomic conditions, which could adversely affect our business, financial condition and operating results.

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
•the rapid evolution of advertising formats driven by AI, which may change how advertisements are delivered, targeted, and measured, and reduce demand for our current advertising products if we are unable to adapt our offerings competitively;
•advertiser uncertainty regarding their own legal and compliance obligations, including with respect to AI, which may cause such advertisers to reduce or eliminate spending on AI-enhanced or algorithmically-targeted advertising products;
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple has implemented features in Safari and iOS, including Intelligent Tracking Prevention, App Tracking Transparency, and more recent fingerprinting protections and link tracking restrictions, that block or limit tracking technologies, restrict access to device advertising identifiers, and affect our ability to track neighbors' actions, measure attribution, and connect their interactions with on-platform advertising. Google and other browser developers have similarly implemented or may implement privacy controls which could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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
If current and potential neighbors do not perceive their experience with the Nextdoor platform to be useful, the content generated on the platform to be valuable or relevant or the social connections with fellow neighbors to be worthwhile, we may not be able to attract new neighbors, retain existing neighbors or maintain or increase the frequency and duration of their engagement on our platform. In addition, if our existing neighbors decrease the frequency or duration of their engagement or the growth rate of our active neighbor base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new neighbors or retain current neighbors. We recently introduced our new Nextdoor initiative, the first phase of a multi‑phase product transformation with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. We may expend significant resources and management bandwidth on the implementation of this initiative, but those efforts may not be successful and may not result in the expected benefits, including increased neighbor satisfaction or engagement, or added neighbors on our platform.

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
Our competitors may develop products, features, or services that are similar to our platform or that achieve greater acceptance, may undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Some competitors may gain a competitive advantage relative to us in areas where we operate, including by more effectively responding to changes to third-party products and policies or by integrating competing platforms, applications, or features into products they control such as mobile device operating systems, search engines, browsers, or e-commerce platforms. For example, Apple has introduced and continues to expand features that limit our ability, and the ability of others in the digital advertising industry, to track individual users and devices, and target and measure advertisements effectively. Additionally, the Apple App Store guidelines require apps that support account creation to also allow users to delete their account within the app. This change has and may continue to impact our ability to retain users. As a result, our competitors may, and in some cases will, acquire and engage neighbors or generate advertising or other revenue at the expense of our efforts, which would negatively affect our business, operating results, and financial condition. In addition, from time to time, we may take actions in response to competitive threats, but we cannot assure you that these actions will be successful or that they will not negatively affect our business, operating results, and financial condition.
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (including the current war in Ukraine and the conflicts in the Middle East and Venezuela), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, the substantial amount of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

Further, as we have grown, our business has become increasingly complex and may require more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the implementation of tariffs by the United States, China, or other governments, changing interest rates and inflation, and the war in Ukraine and the conflicts in the Middle East and Venezuela.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or privacy and security risks, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, as part of the new Nextdoor initiative, we are testing AI‑powered experiences (such as an “Ask” surface) that can draw insights from users’ posts and comments about businesses and services in their neighborhoods and provide summarized recommendations in response to neighbor prompts. The reliance of these features on user-generated conversations exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency of AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain high-risk AI applications and imposes strict requirements on others, potentially requiring additional quality controls and regulatory submissions for our products. In the United States, there is no comprehensive federal AI law, but over half of states have enacted or proposed AI legislation, including the Colorado Artificial Intelligence Act (effective February 1, 2026), which regulates high-risk AI systems and imposes transparency obligations. Recently, the U.S. federal government has indicated it may seek to preempt states’ ability to regulate AI. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around applicable obligations, implementation, and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with requirements that vary over time and across jurisdictions, and unresolved issues around AI-related laws may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Such issues may also undermine the availability or functionality of third party AI tools or services that we deploy in order to operate our business or services that we offer to consumers. Any of these factors could adversely affect our business, operating results, and financial condition.

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
Our brand and reputation may also be negatively affected by the content or actions of neighbors that are deemed to be hostile or inappropriate to other neighbors, by the actions of neighbors acting under false or inauthentic identities, by the use of our platform to disseminate misleading or false information, the use of our platform for fraudulent schemes and scams, or by the use of our service for illicit, illegal or objectionable ends. The increasing availability and sophistication of generative AI tools may enable bad actors to create and distribute, at scale, AI-generated content on our platform, including fake posts, fabricated reviews of local businesses, deepfakes, and other misleading or manipulative content that is more difficult to detect and moderate than traditional spam or misinformation. This content may include the creation of fraudulent or misleading advertisements, or business profiles designed to deceive neighbors. Such AI-generated content could be particularly damaging to trust in our hyperlocal communities, where neighbors rely on the authenticity of content and advertisements shared on or through our platform. If we are unable to effectively detect and prevent such content, we could face reputational harm, reduced neighbor engagement, loss of advertiser confidence, regulatory scrutiny, or legal claims, any of which could adversely affect our business, operating results, and financial condition. We also may fail to respond expeditiously to the sharing of illegal, illicit or objectionable content on our service or objectionable practices by advertisers, or to otherwise address our neighbors’ concerns, which could erode confidence in our brand and damage our reputation. We expect that our ability to identify and respond to this content in a timely manner may decrease as the number of neighbors grows, as the amount of content on the platform increases or as we expand our product and service offerings on our platform. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable content on our platform or the failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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
We make product and investment decisions, which we believe are essential to the success of our platform and in serving the best, long-term interests of Nextdoor and our stockholders. In the past, including with the introduction of the new Nextdoor initiative, we have forgone, and may in the future forgo, certain expansion or revenue opportunities or other opportunities that have positive short-term financial impacts that we do not believe are aligned with the long-term success of our platform, even if our decision may negatively impact our operating results in the short term. In addition, in connection with implementing our new Nextdoor initiative, we anticipate shifts in usage and available ad impressions which may adversely impact our business, operating results, and financial condition. Our decisions may not result in the long-term benefits that we expect, in which case our neighbor engagement, business, operating results, and financial condition could be harmed.
We may expand our international operations where we have limited operating experience and may be subject to increased business, regulatory, and economic risks that could seriously harm our business, operating results, and financial condition.
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of December 31, 2025, the Nextdoor platform was accessible in 11 countries (including the United States). We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
•political, social and economic instability, including as a result of geopolitical conflicts, acts of war or terrorism;
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

•burdens of complying with a variety of foreign laws, including laws related to taxation, content removal, data localization, data transfer, consents, payments, and regulatory oversight, as well as laws relating to online safety, intermediary liability, or content moderation;
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

We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We have incurred, and may continue to incur, significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, cost inflation, and workforce participation rates. Further, in 2023, 2024, and 2025, in response to changing economic conditions and in an effort to reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. These restructuring plans could negatively impact our ability to attract, integrate, retain and motivate key employees. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results, and financial condition may be adversely affected.

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
We rely on third-party software, cloud infrastructure, and communications service providers, including AWS, to provide systems, storage and services for our platform. Any failure or interruption experienced by such third parties could result in the inability of neighbors and advertisers to access or utilize our platform, and adversely impact our business, operating results, and financial condition.
We rely on third-party software and service providers, including AWS, to provide systems, storage and services, including neighbor login authentication, for our website and third‑party communications and email delivery services to send notifications and other messages to neighbors and advertisers. Any technical problem with, cyber-attack on or loss of access to such third parties’ systems, servers, or technologies could result in the inability of neighbors to access the Nextdoor platform or receive timely communications from us or result in the theft of neighbors’ personal information.
Because we rely on third-party technology providers in our business, including cloud infrastructure, communications, and other software services, we rely on the cybersecurity practices and policies adopted by these third parties. Our ability to monitor our third-party technology providers’ cybersecurity practices is limited.
Any significant disruption, limitation or loss of our access to or other interference with our use of AWS, including as a result of termination by AWS of its agreement with us, would negatively impact our business, operating results, and financial condition. In addition, any transition of the cloud services currently provided by AWS to another cloud services provider would be difficult to implement and would cause us to incur significant time and expense and could disrupt or degrade our ability to deliver our products and services. The level of service provided by AWS could affect the availability or speed of our services. Similarly, outages, service limitations, or deliverability issues affecting the third‑party communications and email services we use could impair our ability to send notifications and other messages to neighbors and advertisers in a reliable and timely manner. If neighbors or advertisers are not able to access our platform or encounter difficulties in doing so, or if they do not reliably receive communications from us, we may lose neighbors or advertisers, which could harm our reputation, business, operating results, and financial condition.
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

While we maintain insurance policies, our coverage may be insufficient to compensate us for all losses caused by security incidents, and any such security incidents may result in increased costs for such insurance. We also cannot ensure that our existing cybersecurity insurance coverage will continue to be available on acceptable terms or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation and our business, financial condition, and operating results. Furthermore, our insurance coverage may not extend to all risks we face, including all AI-related risks, and may not cover us for all losses for errors or omissions caused by AI.

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

•changes in domestic and global business and macroeconomic conditions, including the implementation of tariffs by the United States, China, or other governments, actual or perceived instability in the global banking system, potential recession, local and national elections, inflation, changing interest rates, and geopolitical conflicts;

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
•health epidemics, such as pandemics, influenza, and other highly communicable diseases or viruses;
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
We regularly review key business and other metrics, including Platform WAU, Verified Neighbors, Platform ARPU and other measures to evaluate growth trends, measure our performance, and make strategic decisions. These key metrics are calculated using internal company data derived from our analytics platform and have not been validated by an independent third party and there are inherent challenges in such measurements. If we fail to maintain an effective analytics platform, or if there are undetected errors in our systems, our key metrics calculations could be inaccurate. Any such inaccuracies, which may have occurred in the past or may occur in the future, may be difficult to identify in a timely manner. For example, in Q2 2025, we identified an issue related to iOS push notifications in the calculation of our Platform WAU metric which resulted in an immaterial overstatement of the Platform WAU figures previously disclosed for Q1 2024 through Q1 2025. Accordingly, the Platform WAU metric for Q1 2024 through Q1 2025 was revised in the Quarterly Report on Form 10-Q for Q2 2025 with the corrected figures. Our key business metrics may also be impacted by compliance or fraud-related bans, technical incidents, or false or spam accounts in existence on our platform. We regularly deactivate accounts that violate our terms of service, and exclude these accounts from the calculation of our key business metrics; however, we may not succeed in identifying and removing all such accounts from our platform. If our metrics are incorrect or provide incomplete information about neighbors and their behavior, we may make inaccurate conclusions about our business.
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
We may change our key business metrics from time to time, including as a result of changes to our platform. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may make changes to our key business metrics, including eliminating or replacing existing metrics. For example, in May 2025, we announced that we had made changes to the business that made Platform WAU a more important business metric for us and, in the second quarter of 2025, began reporting Platform WAU instead of WAU (previously defined as a Nextdoor user who opens our application, logs onto our website or engages with an email with monetizable content). In addition, we continue to present ARPU (now referred to as Platform ARPU), with the denominator based on the average number of Platform WAU instead of WAU. If these changes make it more difficult for investors or analysts to compare our performance over time or to other companies, or if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.
We have a history of net losses and may experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $54.2 million, $98.1 million and $147.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. We have an accumulated deficit of $918.3 million as of December 31, 2025. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023, 2024, and 2025, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

Our ability to use our U.S. federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
As of December 31, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards of approximately $583.9 million and state NOL carryforwards of approximately $365.5 million, which if not utilized, will begin to expire beginning in 2028 and 2026, respectively. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. Under the 2017 Tax Cuts and Jobs Act, unused U.S. federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020, is limited to 80% of current year taxable income.
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

In addition, we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Therefore, it is possible that an ownership change could limit the amount of NOLs we can use to offset future taxable income. Any NOL carryforwards of companies we have acquired, may be subject to limitations, thereby increasing our overall tax liability. Our NOL carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our U.S. federal and state NOL carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOL carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Any future changes in U.S. tax laws in respect of the utilization of NOL carryforwards may further affect the limitation in future years. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs, which could adversely affect our business, operating results, financial condition, and cash flows.
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
If we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. A substantial majority of our revenues to date have been denominated in U.S. dollars and, therefore, we have not historically been subject to foreign currency risk. In addition, if we continue to expand internationally, we expect to incur increased expenses for employee compensation and other operating expenses at non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
We may have greater than anticipated tax liabilities, which could harm our business, revenue and financial results.
We operate in a number of tax jurisdictions globally, including in the United States at the federal, state and local levels, and in foreign countries, and may continue to expand the scale of our operations in the future. We are subject to review and potential audit by a number of U.S. and non-U.S. tax authorities. A change in law or in our global operations could result in higher effective tax rates, reduced cash flows and lower overall profitability. In particular, our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities.
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
On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2024, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. As of December 31, 2025, we had $78.4 million available for future share repurchases under the Share Repurchase Program. Although our Board of Directors has authorized this Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The Share Repurchase Program may be modified, suspended, or terminated at any time, and we cannot guarantee that the Share Repurchase Program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content moderation, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. In addition, the integration of third-party news or alert content, introduced as part of the new Nextdoor initiative, may increase our exposure to inaccurate, misleading, or objectionable content, and may create additional challenges for content moderation. If we fail to adequately moderate or address problematic content, we could face reputational, legal, or regulatory risk. We may also receive statutory or regulatory scrutiny for our policies governing content and advertising on our platform. Responding to such scrutiny could require significant resources and any required changes to our operations may impact our business.

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

While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the DMCA, the CDA, the fair-use doctrine in the United States and the E-Commerce Directive in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by neighbors and advertisers or otherwise contributed by third-parties to our platform.

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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including trademark, copyright, and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, telecommunications, AI and ML, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, suspended, or amended, in a manner that could require burdensome or inconsistent compliance efforts, introduce legal or regulatory liability, or otherwise harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other governmental scrutiny.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the E-Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see such protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for harms resulting from third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, there are still legislative efforts to amend the CDA, which if successful could expose us to additional lawsuits and potential judgments that could significantly harm our business. In addition, the Federal Trade Commission has launched a public inquiry seeking information on technology platforms’ censorship efforts (including denial or degradation of services) based on the content of users’ speech or their affiliations, and how this conduct may have violated current law. We could incur significant costs investigating, defending, or otherwise responding to such claims and inquiries, and, if we are found liable, we may be subject to significant damages or the suspension of services or operations.

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

In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including more than twenty U.S. states that have enacted comprehensive consumer privacy laws. For example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of certain sales or transfers of their personal information. Additionally, California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities for targeted marketing and personalized advertising. Furthermore, the California Privacy Protection Agency, which administers and enforces the CCPA, is starting to impose several new obligations on covered businesses over the next several years, including independent cybersecurity audits, comprehensive risk assessments for certain personal information processing activities and requirements for the use of automated decision making technologies (“ADMT”) for significant decisions. The CCPA also prohibits covered businesses from discriminating against consumers for exercising any rights established under the CCPA — prohibiting, for example, unjustified increased fees for individuals who opt out of the sale of their personal information). The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Over a third of other U.S. states have also passed comparable legislation, with several such state laws imposing unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and there have been numerous attempts to introduce privacy legislation at the federal level. Compliance with these laws, any newly enacted privacy, security, and data protection laws or regulations, browser-level opt out requirements, cybersecurity audit obligations, risk assessment mandates, and ADMT requirements may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies, incur substantial costs and potential liability, and make significant modifications to our advertising technologies and business model in an effort to comply with such legislation.

Of further concern in the United States, regulatory attention to AI systems, including generative AI, continues to increase. More than half of U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Colorado Artificial Intelligence Act, which becomes effective on June 30, 2026, focuses on the regulation of high-risk AI systems in certain critical sectors and imposes general disclosure requirements. In addition, the Texas Responsible AI Governance Act, which became effective January 1, 2026, prohibits the use of AI systems for specified purposes, such as incitement of violence, self-harm, or criminality, unlawful discrimination, and violation of constitutional rights. Further, California has enacted several laws, some of which are currently being challenged, requiring transparency in the development of AI systems or addressing potential harms from AI technologies, such as the creation and distribution of deepfakes. As these laws are proposed, enacted, challenged, interpreted, and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data, or other AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.

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

We are currently, and in the future may be, involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition.. See Note 7 - Commitments and Contingencies, to the consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.

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
A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative work we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. Some open source software may include generative AI software or other software that incorporates or relies on generative AI. The use of such software may expose us to risks as the intellectual property ownership and license rights, including copyright, of generative AI software and tools have not been fully interpreted by U.S. courts or addressed by federal or state regulations. Authors of open source software we use may also update the terms of open source licenses governing such software to commercial license terms that may require us to pay fees in order to continue using such software. From time to time, companies that use third-party open source software have also faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Such use, under certain circumstances, could materially adversely affect our business, operating results, financial condition and future prospects, as well as our reputation, including if we are required to take remedial action that may divert resources away from our development efforts.
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
•developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•other events or factors, including those resulting from recessions, the implementation of tariffs by the United States, China, or other governments, inflation, changing interest rates, local and national elections, actual or perceived instability in the global banking system, international currency fluctuations, corruption, political instability, acts of war or terrorism, and general global conflicts.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of December 31, 2025. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of December 31, 2025, we had 262,446,175 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.

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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy

We employ a comprehensive, cross-functional approach that is designed to assess, identify, and manage material cybersecurity risks, ensuring the confidentiality, security, and availability of our information systems and data. Our cybersecurity strategy is guided by applicable laws and regulations, industry standards, and best practices. We have established robust policies, standards, and processes to proactively safeguard our digital assets, mitigate risks, and respond effectively to cybersecurity incidents.
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
In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the section entitled “Risk Factors — Security breaches, including improper access to or disclosure of our data or our neighbors’ data, or other hacking and phishing attacks on our or third-party systems, could harm our reputation, adversely affect our business, and result in legal liability.”
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
Our CISO, who reports directly to the President of Products, has over 15 years of experience in technology and cybersecurity matters, with expertise spanning IT leadership, incident response, enterprise security, and business technology. Our CISO holds multiple cloud and IT certifications and is an active thought leader in the cybersecurity space. Prior to joining Nextdoor, our CISO led Business Technology, IT and Cybersecurity at Workato, Inc. and held key roles at Peloton Interactive, Inc. and KPMG LLP, where they built and implemented business continuity and cyber resilience programs.
Item 2. Properties
We are headquartered in San Francisco, California. As of December 31, 2025, we maintained offices in various locations in the United States and internationally, including approximately 115,770 square feet for our corporate headquarters of which we occupy approximately 51,000 square feet following the June 2024 partial abandonment. All of our facilities are leased. We believe that our current facilities are adequate to meet our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Our Class A common stock is listed and traded on the New York Stock Exchange under the trading symbol “NXDR”. Effective July 21, 2025, our trading symbol was changed from “KIND” to “NXDR”. Prior to July 21, 2025, our common stock had been listed and traded on the New York Stock Exchange under the former symbol. Prior to November 8, 2021, there was no public trading market for our common stock.
Our Class B common stock is not listed or traded on any public market.
Holders of Record
As of February 13, 2026, there were 53 stockholders of record of our Class A common stock and 253 stockholders of record of our Class B common stock. The actual number of holders of our Class A and Class B common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement (the “Proxy Statement”) for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the year ended December 31, 2025, and is incorporated herein by reference.
Sales of Unregistered Securities
None.

Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2025 to October 31, 2025	—	—	—	$82,766
November 1, 2025 to November 30, 2025	1,353,386	$1.70	1,353,386	$80,465
December 1, 2025 to December 31, 2025	1,112,252	$1.85	1,112,252	$78,403
Total	2,465,638		2,465,638

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
The following graph shows a comparison of the cumulative total return for our Class A common stock, the Standard & Poor's 500 Stock Index (“S&P 500 Index”) and the Dow Jones Internet Composite Index (“DJ Internet Composite”). An investment of $100 and reinvestment of all dividends is assumed to have been made in our Class A common stock and in each index on November 8, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2025. The stock price performance of the following graph is not necessarily indicative of future stock price performance.
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
Discussions regarding our financial condition and results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024 are presented below. Discussions regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 are located in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
Overview
Nextdoor is the essential neighborhood network connecting over 105 million Verified Neighbors to the people, places, and information that matter most in their local communities. Operating in over 350,000 neighborhoods across 11 countries, Nextdoor fosters trusted, real-world utility through locally relevant content and services, including news, real-time safety alerts, neighbor recommendations, for sale and free listings, and events. This focus on practical local value drives genuine, high-intent local engagement and supports a diverse ecosystem of neighbors and partners seeking to connect with neighbors.
Key business metrics for the three months ended December 31, 2025 are as follows:
•Platform weekly active users (“Platform WAU”) was 21.0 million, a decrease of 5% compared to the three months ended December 31, 2024.
•Average revenue per platform weekly active user (“Platform ARPU”) was $3.31, an increase of 13% compared to the three months ended December 31, 2024.
Financial Results as of and for the year ended December 31, 2025 are as follows:
•Revenue was $257.6 million, an increase of 4% compared to 2024.
•Total costs and expenses were $329.6 million, a decrease of 11% compared to 2024.
•Net loss decreased 45% to $54.2 million in 2025, compared to $98.1 million in 2024.
•Adjusted EBITDA was positive $0.6 million in 2025, compared to a loss of $18.2 million in 2024.
•Cash, cash equivalents, and marketable securities were $404.8 million.
See “Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with U.S. generally accepted accounting principles (“GAAP”), to Adjusted EBITDA.

Restructuring
In August 2025, we announced a cost reduction plan intended to right size the business and align the workforce and other expenses with our business priorities. The execution of the cost reduction plan was substantially complete by the end of the third quarter of 2025.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2025 (in thousands):

	Severance and Related Charges	Stock-Based Compensation Expense	Total
Research and development	$2,660	$792	$3,452
Sales and marketing	1,250	126	1,376
General and administrative	750	51	801
Total	$4,660	$969	$5,629

In April 2024, we performed a restructuring intended to refocus the Company for future growth. The plan impacted 38 of our full-time employees. We incurred one-time charges of $2.8 million in connection with the plan, consisting primarily of cash expenditures for severance payments, employee benefits and related costs. The execution of the plan was substantially complete by the end of the second quarter of 2024. In addition, in June 2024 we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust our office space footprint to better align with the needs of our work model. As a result, we recorded impairment charges of $22.8 million for the related operating lease right-of-use assets, leasehold improvements and furniture and fixtures.
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
In the fourth quarter of 2023, we announced a cost reduction plan intended to right-size the business and align the workforce and other expenses with our near term revenue expectations and long term business priorities. The cost reduction plan included a reduction of full-time employee headcount by approximately 25%. The execution of the cost reduction plan was substantially complete by the end of the fourth quarter of 2023.
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
Our Platform WAU for the three months ended December 31, 2025 and 2024 was 21.0 million and 22.2 million, respectively, which represents a 5% decrease period over period.
Quarterly Average Platform Weekly Active Users
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
22.3
22.2
22.0
21.8
21.6
21.0
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the years ended December 31, 2025 and 2024 was $11.94 and $11.36, respectively.

Quarterly Platform ARPU

$4.00
$3.00
$2.00
$1.00
$—
$2.95
$2.94
$2.46
$2.99
$3.19
$3.31
Q3'24
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25

Factors Affecting Our Performance
Macroeconomic Conditions. Macroeconomic conditions, whether in the advertising industry in general, among specific types of advertisers or within particular geographies, including but not limited to health epidemics or pandemics, actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, the implementation of tariffs by the United States, China, or other governments, a potential recession, inflation, changing interest rates and fluctuations in foreign currency exchange rates, competition from other platforms and other risks and uncertainties have impacted, and all or some of these factors may continue to impact, advertiser demand, user growth, user engagement, and our business, operations and financial results. See "Risk Factors" and "Special Note Regarding Forward-Looking Statements” for additional details.
Growth in and Engagement of Users. We measure growth in, and engagement of, users by tracking Platform WAU. As the size and engagement of our user base grows, we believe the potential to increase our revenue grows.
We may face challenges increasing the size and engagement of our user base due to a number of factors including competition, challenges in acquiring and engaging users, or changes in regulations.
Growth in Monetization. Monetization trends, which are reflected in our Platform ARPU, are a key factor that affects our revenue and financial results. To increase monetization, we are focused on catering to businesses of all sizes, from small local businesses to large global brands across both self-serve and managed campaigns through our go-to-market approach. This approach combines the scale and efficiency of our proprietary ad stack with the expertise of a dedicated global sales team. We are also focused on increasing our user base and engagement in the United States and internationally, which will increase the opportunities for businesses to advertise on Nextdoor.
There are many variables that impact Platform ARPU, including the number of ad impressions shown on our platform and the price per ad, which depends on a number of factors including the engagement of our user base, the number and diversity of our customers, seasonality of advertising spend, our customers’ advertising objectives, advertising performance, the effectiveness of our advertising services, our ability to measure that effectiveness for our customer, and the effect of geographic differences on each of these factors.
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

Investment for Growth. We continually invest in technology to enhance our offerings for neighbors, businesses, and public agencies. At the core of our strategy is the use of AI and ML, which powers personalized content distribution and optimizes ad reach and performance. By leveraging our unique data set, we have developed AI-powered features to increase relevance, engagement, and utility for neighbors. We continue investing in our proprietary ad platform to deliver greater advertiser value, reduce advertiser effort, and enable businesses of all sizes to succeed on Nextdoor.
Investments in Platform. In 2025, we launched the new Nextdoor initiative, the first phase of a multi‑phase product transformation designed to create more engaging experiences for neighbors and partners and deliver enhanced value for advertisers. This evolution expands the platform beyond primarily neighbor-generated content to a dynamic feed enriched with timely, locally relevant information, including news and alerts, with AI and ML used to help surface and personalize content for neighbors. We have made and expect to continue to make investments in new products or enhancements to our platform. The success of the new Nextdoor initiative, and the return on our investments associated with the new Nextdoor initiative, will depend on the ability of these platform changes to drive additional users and user engagement on our platform and to provide value to advertisers.
International Expansion. We continue to assess opportunities to grow our international user base and expand monetization outside of the United States. While we believe that increased international monetization presents an important opportunity for long-term growth, our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. We are taking a strategic and measured approach to international expansion, prioritizing investments in markets where we see the strongest potential for sustainable growth. Over time, we believe that international operations can expand meaningfully, and we see opportunities to increase monetization and Platform ARPU in these markets. Our investments in international expansion are targeted and align with our broader strategic priorities. The success of these initiatives will depend on our ability to drive engagement and monetization in international markets.
Seasonality. We typically observe seasonal improvements in advertising spend beginning in the second quarter, with those demand trends remaining stable through the fourth quarter. Periods of significant growth and changes in the macroeconomic environment have partially masked these trends in some historical periods.
Components of Results of Operations
Revenue
We generate a majority of our revenue from the delivery of advertising services. We recognize revenue only after transferring control of promised goods or services to the customer. Advertising services are typically sold on a cost per thousand (“CPM”) basis, a cost per click (“CPC”) basis, or on a subscription basis according to the service period. The majority of our revenue is generated in the United States.
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the delivery of our revenue generating activities, including the third-party cost of hosting our platform and allocated personnel-related costs, which include salaries, benefits, and stock-based compensation for employees engaged in development of our revenue generating products. Cost of revenue also includes third-party costs associated with delivering and supporting our advertising services and credit card transaction fees related to processing customer transactions.
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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related and other costs which include salaries, commissions, benefits, restructuring costs, and stock-based compensation for employees engaged in sales and marketing activities as well as other costs including third-party consulting, public relations, and allocated overhead costs. Sales and marketing expenses also include brand and performance marketing for both user and local business acquisition, and neighbor services, which includes personnel-related costs for our neighbor support team, our outsourced neighbor support function, and verification costs.

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

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenue	$257,646	$247,276	$218,309
Costs and expenses(1):
Cost of revenue	40,987	41,850	41,613
Research and development	135,205	127,939	149,998
Sales and marketing	91,029	106,977	122,925
General and administrative	62,367	92,149	76,057
Total costs and expenses	329,588	368,915	390,593
Loss from operations	(71,942)	(121,639)	(172,284)
Interest income	18,758	24,381	25,780
Other income (expense), net	605	(99)	(505)
Loss before income taxes	(52,579)	(97,357)	(147,009)
Provision for income taxes	1,625	706	756
Net loss	$(54,204)	$(98,063)	$(147,765)
__________________
(1)Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of revenue	$2,836	$2,736	$3,201
Research and development	36,849	39,037	43,619
Sales and marketing	8,888	9,671	12,548
General and administrative	16,770	22,611	23,657
Total	$65,343	$74,055	$83,025
The following table sets forth the components of our consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Year Ended December 31,
(as a percentage of total revenue)	2025	2024	2023
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	16	17	19
Research and development	52	52	69
Sales and marketing	35	43	56
General and administrative	24	37	35
Total costs and expenses	128	149	179
Loss from operations	(28)	(49)	(79)
Interest income	7	10	12
Other income (expense), net	—	—	—
Loss before income taxes	(20)	(39)	(67)
Provision for income taxes	1	—	—
Net loss	(21)%	(40)%	(68)%
Note: Certain figures may not sum due to rounding.
Comparison of the Years Ended December 31, 2025 and 2024
Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Revenue	$257,646	$247,276	$10,370	4%
Revenue increased by $10.4 million, or 4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increased advertiser spending, partially offset by a decrease in the number of active users, as measured by a 5% decrease in 2025 Platform WAU.
Cost of revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Cost of revenue	$40,987	$41,850	$(863)	(2)%
Cost of revenue decreased by $0.9 million, or 2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $1.1 million decrease in third-party costs associated with delivering and supporting our advertising services, a $1.0 million decrease in third-party hosting costs, partially offset by a $0.9 million increase in allocated personnel-related costs, and a $0.7 million increase in merchant processing fees.

Research and development

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Research and development	$135,205	$127,939	$7,266	6%
Research and development expenses increased by $7.3 million, or 6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to a $4.8 million increase in personnel-related costs, driven by restructuring costs partially offset by a decrease in average headcount, a $1.5 million increase in third-party software costs, and a $1.3 million increase in professional service fees.
Sales and marketing

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Personnel-related and other	$67,930	$77,350	$(9,420)	(12)%
Brand and performance marketing	13,143	18,876	(5,733)	(30)%
Neighbor services	9,956	10,751	(795)	(7)%
Total sales and marketing	$91,029	$106,977	$(15,948)	(15)%
Sales and marketing expenses decreased by $15.9 million, or 15%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $9.4 million decrease in personnel-related costs, inclusive of restructuring costs, which was driven by a decrease in average headcount, a $3.7 million decrease in performance marketing costs for user acquisition, a $2.0 million decrease in performance marketing costs to attract local businesses, and a $0.8 million decrease in neighbor services.
General and administrative

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
General and administrative	$62,367	$92,149	$(29,782)	(32)%
General and administrative expenses decreased by $29.8 million, or 32%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to $22.8 million of impairment costs related to office space reductions in 2024 and an $8.0 million decrease in personnel-related costs, inclusive of restructuring costs, which was driven by a decrease in average headcount, partially offset by a $2.7 million increase in professional service fees.
Interest income

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Interest income	$18,758	$24,381	$(5,623)	(23)%
Interest income decreased by $5.6 million, or 23%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income (expense), net

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	$	%
Other income (expense), net	$605	$(99)	$704	NM

Other income (expense), net increased by $0.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Provision for income taxes	$1,625	$706	$919	130%
Provision for income taxes increased by $0.9 million, or 130%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to an increase in foreign income tax expenses.
Liquidity and Capital Resources
Since inception with the exception of the year ended December 31, 2025, we have generated negative cash flows from operations and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from the Business Combination, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $918.3 million as of December 31, 2025. We incurred operating losses and cash outflows from operations by supporting the growth of our business. We expect these losses and operating cash outflows to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of December 31, 2025, we had $404.8 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, the number of shares repurchased under our Share Repurchase Program, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.
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

On May 31, 2022, our Board of Directors authorized and approved the Share Repurchase Program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The Share Repurchase Program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to the Share Repurchase Program and extended the expiration date to March 31, 2026. During the year ended December 31, 2025, we repurchased and retired 10,874,916 shares of our Class A common stock at an average purchase price of $1.73 per share for an aggregate repurchase price of $18.8 million. As of December 31, 2025, we had $78.4 million available for future share repurchases under the Share Repurchase Program.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by (used in) operating activities	$6,471	$(20,202)	$(59,273)
Net cash provided by investing activities	$42,571	$86,426	$66,490
Net cash provided by (used in) financing activities	$(33,990)	$(81,035)	$8,916
Operating activities
Cash provided by operating activities during the year ended December 31, 2025 was $6.5 million which resulted from a net loss of $54.2 million, adjusted for non-cash charges of $64.8 million and net cash outflows of $4.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $65.3 million of stock-based compensation expense, $1.9 million of depreciation and amortization expense, partially offset by $2.3 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to an $8.5 million decrease in operating lease liabilities due to lease payments and a $3.2 million increase in accounts receivable. These amounts were partially offset by a $2.9 million decrease in operating lease right-of-use assets due to normal amortization, a $2.2 million increase in accounts payable, a $1.3 million increase in accrued expenses and other liabilities, and a $1.2 million increase in prepaid expenses and other assets.
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
Investing activities
Cash provided by investing activities for the year ended December 31, 2025 was $42.6 million, which consisted of proceeds from maturities of marketable securities of $193.4 million and proceeds from sales of marketable securities of $141.9 million. This was partially offset by purchases of marketable securities of $292.2 million and purchases of property and equipment of $0.6 million.
Cash provided by investing activities for the year ended December 31, 2024 was $86.4 million, which consisted of proceeds from maturities of marketable securities of $198.5 million and proceeds from sales of marketable securities of $185.6 million. This was partially offset by purchases of marketable securities of $289.8 million and a loan to Opportunity Finance Network of $7.5 million.
Financing activities
Cash used in financing activities for the year ended December 31, 2025 was $34.0 million, which consisted of tax withholdings on release of restricted stock units of $19.1 million and repurchases of common stock of $18.9 million, partially offset by proceeds from the issuance of common stock upon exercise of stock options of $2.6 million and proceeds from the issuance of common stock under the employee stock purchase plan of $1.3 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(54,204)	$(98,063)	$(147,765)
Depreciation and amortization	1,935	3,898	5,769
Stock-based compensation	65,343	74,055	83,025
Interest income	(18,758)	(24,381)	(25,780)
Provision for income taxes	1,625	706	756
Restructuring charges	4,660	25,578	9,888
Adjusted EBITDA	$601	$(18,207)	$(74,107)
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
Interest Rate Risk
As of December 31, 2025, we had cash and cash equivalents of $63.3 million and marketable securities of $341.4 million. Our cash and cash equivalents consist of cash held in banks, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nextdoor Holdings, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company generates revenue by delivering ads on the Nextdoor Holdings, Inc. website and mobile application. Revenue is recognized after transferring control of the promised goods or services to customers, which for the majority of advertising arrangements occurs when an advertising impression is displayed to users.

The Company’s revenue recognition process utilizes multiple systems and tools for the initiation, processing, and recording of a high volume of individually low monetary value transactions. This process is dependent on the effective design and operation of multiple systems, tools and related controls which require significant audit effort.

How We Addressed the Matter in Our Audit
With the support of our information technology professionals, we obtained an understanding of the initiation, processing, and recording of revenue transactions and tested the relevant systems, tools and related controls. For example, we tested controls addressing the accurate recording of delivered advertisements.

To test the Company’s recognition of revenue, our audit procedures included, among others, testing that revenue recognized reconciles to accounts receivables and corresponding cash receipts.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
San Francisco, California
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nextdoor Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Nextdoor Holdings, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nextdoor Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Francisco, California
February 18, 2026

Nextdoor Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$63,341	$45,550
Marketable securities	341,429	381,429
Accounts receivable, net of allowance of $491 and $451 as of December 31, 2025 and 2024, respectively	34,385	31,173
Prepaid expenses and other current assets	9,084	8,540
Total current assets	448,239	466,692
Restricted cash, non-current	8,379	11,171
Property and equipment, net	1,639	2,748
Operating lease right-of-use assets	11,575	14,447
Goodwill	1,211	1,211
Other assets	15,760	17,684
Total assets	$486,803	$513,953
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,498	$249
Operating lease liabilities, current	8,900	8,495
Accrued expenses and other current liabilities	20,550	19,200
Total current liabilities	31,948	27,944
Operating lease liabilities, non-current	23,351	32,251
Other liabilities, non-current	221	270
Total liabilities	55,520	60,465
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000 shares authorized; no shares issued or outstanding as of December 31, 2025 and 2024	—	—
Class A common stock, $0.0001 par value; 2,500,000 shares authorized; 262,446 and 224,488 shares issued and outstanding as of December 31, 2025 and 2024, respectively	26	22
Class B common stock, $0.0001 par value; 500,000 shares authorized; 127,681 and 158,134 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	16
Additional paid-in capital	1,347,968	1,316,616
Accumulated other comprehensive income	1,563	917
Accumulated deficit	(918,287)	(864,083)
Total stockholders' equity	431,283	453,488
Total liabilities and stockholders' equity	$486,803	$513,953
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue	$257,646	$247,276	$218,309
Costs and expenses:
Cost of revenue	40,987	41,850	41,613
Research and development	135,205	127,939	149,998
Sales and marketing	91,029	106,977	122,925
General and administrative	62,367	92,149	76,057
Total costs and expenses	329,588	368,915	390,593
Loss from operations	(71,942)	(121,639)	(172,284)
Interest income	18,758	24,381	25,780
Other income (expense), net	605	(99)	(505)
Loss before income taxes	(52,579)	(97,357)	(147,009)
Provision for income taxes	1,625	706	756
Net loss	$(54,204)	$(98,063)	$(147,765)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.14)	$(0.25)	$(0.39)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	386,327	385,113	379,254
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(54,204)	$(98,063)	$(147,765)
Other comprehensive income (loss):
Foreign currency translation adjustments	(53)	128	35
Change in unrealized gain (loss) on available-for-sale marketable securities	699	(154)	3,104
Total other comprehensive income (loss)	646	(26)	3,139
Comprehensive loss	$(53,558)	$(98,089)	$(144,626)
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Class A Common Stock			Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balances as of December 31, 2022	153,693	$15		218,029	$22	$1,231,482	$(2,196)	$(618,255)	$611,068
Release of restricted stock units, net of tax withholdings	12,101	—		—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—		—	—	(273)	—	—	(273)
Conversion from Class B to Class A common stock	17,569	2		(17,569)	(2)	—	—	—	—
Issuance of common stock upon exercise of stock options	2,023	1		1,500	—	7,180	—	—	7,181
Issuance of common stock under employee stock purchase plan	1,029	1	—	—	—	2,007	—	—	2,008
Vesting of early exercised stock options	—	—		—	—	174	—	—	174
Stock-based compensation	—	—		—	—	83,025	—	—	83,025
Other comprehensive income	—	—		—	—	—	3,139	—	3,139
Net loss	—	—		—	—	—	—	(147,765)	(147,765)
Balances as of December 31, 2023	186,415	$19		201,960	$20	$1,323,595	$943	$(766,020)	$558,557
Release of restricted stock units, net of tax withholdings	15,516	—		—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—		—	—	(19,916)	—	—	(19,916)
Repurchase of common stock	(30,970)	(3)		—	—	(75,527)	—	—	(75,530)
Conversion from Class B to Class A common stock	45,702	4		(45,702)	(4)	—	—	—	—
Issuance of common stock upon exercise of stock options	7,115	1		1,876	—	13,335	—	—	13,336
Issuance of common stock under employee stock purchase plan	710	1		—	—	1,074	—	—	1,075
Stock-based compensation	—	—		—	—	74,055	—	—	74,055
Other comprehensive loss	—	—		—	—	—	(26)	—	(26)
Net loss	—	—		—	—	—	—	(98,063)	(98,063)
Balances as of December 31, 2024	224,488	$22		158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	16,230	—		—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—		—	—	(19,065)	—	—	(19,065)
Repurchase of common stock	(10,875)	(1)		—	—	(18,890)	—	—	(18,891)
Conversion from Class B to Class A common stock	30,453	3		(30,453)	(3)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,351	2		—	—	2,639	—	—	2,641
Issuance of common stock under employee stock purchase plan	799	—		—	—	1,325	—	—	1,325
Stock-based compensation	—	—		—	—	65,343	—	—	65,343
Other comprehensive income	—	—		—	—	—	646	—	646
Net loss	—	—		—	—	—	—	(54,204)	(54,204)
Balances as of December 31, 2025	262,446	$26		127,681	$13	$1,347,968	$1,563	$(918,287)	$431,283
The accompanying notes are an integral part of these consolidated financial statements.

Nextdoor Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(54,204)	$(98,063)	$(147,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,935	3,898	5,769
Stock-based compensation	65,343	74,055	83,025
Non-cash impairment charges related to lease abandonment	—	22,760	—
Accretion of investments	(2,307)	(5,458)	(8,607)
Other	(145)	622	(301)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,212)	(5,149)	3,491
Prepaid expenses and other assets	1,164	30	3,399
Operating lease right-of-use assets	2,872	3,729	4,694
Accounts payable	2,219	(1,646)	(2,640)
Operating lease liabilities	(8,495)	(6,925)	(5,676)
Accrued expenses and other liabilities	1,301	(8,055)	5,338
Net cash provided by (used in) operating activities	6,471	(20,202)	(59,273)
Cash flows from investing activities
Purchases of property and equipment	(580)	(404)	(267)
Purchases of marketable securities	(292,164)	(289,794)	(590,610)
Sales of marketable securities	141,944	185,604	155,418
Maturities of marketable securities	193,371	198,520	504,449
Loan to Opportunity Finance Network	—	(7,500)	(2,500)
Net cash provided by investing activities	42,571	86,426	66,490
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,641	13,336	7,181
Proceeds from issuance of common stock under employee stock purchase plan	1,325	1,075	2,008
Tax withholdings on release of restricted stock units	(19,065)	(19,916)	(273)
Repurchase of common stock	(18,891)	(75,530)	—
Net cash provided by (used in) financing activities	(33,990)	(81,035)	8,916
Effect of exchange rate changes on cash and cash equivalents	(53)	128	35
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,999	(14,683)	16,168
Cash, cash equivalents, and restricted cash at beginning of period	56,721	71,404	55,236
Cash, cash equivalents, and restricted cash at end of period	$71,720	$56,721	$71,404
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$63,341	$45,550	$60,233
Restricted cash, non-current	8,379	11,171	11,171
Total cash, cash equivalents, and restricted cash	$71,720	$56,721	$71,404
Supplemental cash flow disclosures
Cash paid for taxes	$533	$1,003	$2,407
Non-cash investing and financing activities:
Vesting of restricted stock and early exercised stock options	$—	$—	$174
Lease liabilities arising from obtaining right-of-use assets	$—	$—	$10,665
Remeasurement of operating lease liability and right-of-use asset	$—	$(18,915)	$—
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network connecting over 105 million Verified Neighbors to the people, places, and information that matter most in their local communities. The Company reports its financial results based on a single reportable segment, which aligns with how the chief operating decision maker (“CODM”), who is its Chief Executive Officer (“CEO”), reviews financial information for purposes of making operating decisions, assessing financial performance, and allocating resources. See Note 12 - Segment and Geographical Information for further detail.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with insignificant interest rate risk and original maturities of three months or less at the time of purchase. Cash and cash equivalents include cash held in banks, demand deposits, money market funds, corporate bonds, and commercial paper. Interest is accrued as earned. Cash and cash equivalents are recorded at cost, which approximates fair value.
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

Available-for-sale securities are recorded at fair value each reporting period. Unrealized gains and losses on these investments are reported as a separate component of accumulated other comprehensive income (loss) on the consolidated balance sheets until realized. Interest income is reported within interest income in the consolidated statements of operations. The Company periodically evaluates its marketable securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time the investment has been in a loss position, the extent to which the fair value is less than the Company’s cost basis, the financial condition and near-term prospects of the investee. Realized gains and losses are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations. If the Company determines that the decline in an investment’s fair value is other than temporary, the difference is recognized as an impairment loss in the consolidated statements of operations. The Company did not consider any of its investments to be other-than-temporarily impaired for the years ended December 31, 2025 and 2024.
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
Capitalized Internal-use Software
The Company capitalizes internal-use software costs when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred and costs related to the application development stage are capitalized. Capitalized costs are recorded as part of property and equipment, net. The capitalized costs related to internal-use software are amortized on a straight-line basis over an estimated useful life of two to three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company did not capitalize any internal-use software costs for the years ended December 31, 2025 and 2024.
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
Impairment of Long-Lived Assets
Property and equipment and other long-lived assets, such as finite-lived intangible assets, subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If impairment is indicated, an impairment loss is recognized as the amount by which the carrying amount exceeds the fair value. No impairment was recorded for long-lived assets for the year ended December 31, 2025. The Company recorded $2.9 million of impairment charges for property and equipment for the year ended December 31, 2024. For additional information, please see Note 13 - Restructuring.
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
No customer accounted for 10% or more of the Company’s accounts receivable as of December 31, 2025. One customer accounted for 14% of the Company’s accounts receivable as of December 31, 2024. No customer accounted for 10% or more of the Company’s total revenue for the years ended December 31, 2025, 2024 and 2023.
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
Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of December 31, 2025 and 2024, deferred revenue was $8.0 million and $6.8 million, respectively, and included within accrued expenses and other current liabilities on the consolidated balance sheets. For the years ended December 31, 2025 and 2024, revenue recognized from deferred revenue at the beginning of each year was $3.6 million and $5.9 million, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the delivery of the Company’s revenue generating activities, including the third-party cost of hosting its platform and allocated personnel-related costs, which include salaries, benefits, and stock-based compensation for employees engaged in development of its revenue generating products. Cost of revenue also includes third-party costs associated with delivering and supporting its advertising services and credit card transaction fees related to processing customer transactions.

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
Sales and Marketing
Sales and marketing expenses consist primarily of personnel-related costs and other costs which include salaries, commissions, benefits, restructuring costs, and stock-based compensation for employees engaged in sales and marketing activities as well as other costs including third-party consulting, public relations, and allocated overhead costs. Sales and marketing expenses also include brand and performance marketing for both user and local business acquisition, and neighbor services, which includes personnel-related costs for the Company's neighbor support team, its outsourced neighbor support function, and verification costs.
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
Advertising Costs
Advertising costs which consist primarily of brand and performance marketing are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. Total advertising costs incurred were $13.1 million, $18.9 million, and $18.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Net Loss Per Share Attributable to Common Stockholders
The Company presents net loss per share attributable to common stockholders in conformity with the two-class method required for multiple classes of common stock and participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting rights. Accordingly, the Class A common stock and Class B common stock share proportionately in the Company’s net losses. The Company considers its unvested restricted stock to be participating securities and contractually entitles the holders of such shares to participate in dividends but does not contractually obligate the holders of such shares to participate in the Company’s losses. As such, net losses for the periods presented were not allocated to these securities.
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
Stock-Based Compensation
Stock-based compensation expense for stock-based awards granted to employees and non-employees is measured based on the grant date fair value of the awards and recognized in the consolidated statements of operations on a straight-line basis over the period during which services are provided in exchange for the award, generally, the vesting period of the award. The grant date fair value of stock options granted is estimated using the Black-Scholes option pricing model. The grant date fair value of awards with a market condition is estimated using a Monte Carlo simulation valuation model. Forfeitures are accounted for as they occur.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands income tax disclosures primarily related to an entity’s rate reconciliation and information on income taxes paid. The Company adopted this standard during the year ended December 31, 2025 and the guidance was applied prospectively, resulting in additional disclosures related to the Company’s income taxes. See Note 11 - Income Taxes for further detail. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

Note 3. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$29,023	$—	$—	$29,023
Total cash equivalents	29,023	—	—	29,023
Marketable securities:
Certificates of deposit	905	—	—	905
Commercial paper	1,862	1	—	1,863
Corporate bonds	286,553	1,048	(15)	287,586
U.S. Treasury securities	6,720	36	—	6,756
Asset-backed securities	44,147	172	—	44,319
Total marketable securities	340,187	1,257	(15)	341,429
Total	$369,210	$1,257	$(15)	$370,452

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$17,198	$—	$—	$17,198
Corporate bonds	1,994	—	—	1,994
Total cash equivalents	19,192	—	—	19,192
Marketable securities:
Certificates of deposit	3,631	2	(1)	3,632
Commercial paper	12,751	20	(1)	12,770
Corporate bonds	284,359	722	(216)	284,865
U.S. Treasury securities	42,519	3	(140)	42,382
Asset-backed securities	37,626	167	(13)	37,780
Total marketable securities	380,886	914	(371)	381,429
Total	$400,078	$914	$(371)	$400,621
All marketable securities are designated as available-for-sale securities as of December 31, 2025 and 2024.
The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in a continuous unrealized loss position.

	As of December 31, 2025
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Corporate bonds	23,334	(15)	—	—	23,334	(15)
Total	$23,334	$(15)	$—	$—	$23,334	$(15)

	As of December 31, 2024
	Less than Twelve Months		Twelve Months or Greater		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Certificates of deposit	$1,229	$(1)	$—	$—	$1,229	$(1)
Commercial paper	$2,258	$(1)	$—	$—	$2,258	$(1)
Corporate bonds	82,499	(216)	418	—	82,917	(216)
U.S. Treasury securities	34,286	(137)	5,494	(3)	39,780	(140)
Asset-backed securities	4,396	(13)	98	—	4,494	(13)
Total	$124,668	$(368)	$6,010	$(3)	$130,678	$(371)
The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$113,832	$114,172
Due after one to three years	226,355	227,257
Total	$340,187	$341,429

	As of December 31, 2024
	Amortized Cost	Estimated Fair Value
Due within one year	$171,990	$172,333
Due after one to three years	208,896	209,096
Total	$380,886	$381,429
Note 4. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of December 31, 2025 and 2024. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,023	$—	$29,023
Total cash equivalents	29,023	—	29,023
Marketable securities:
Certificates of deposit	—	905	905
Commercial paper	—	1,863	1,863
Corporate bonds	—	287,586	287,586
U.S. Treasury securities	—	6,756	6,756
Asset-backed securities	—	44,319	44,319
Total marketable securities	—	341,429	341,429
Total cash equivalents and marketable securities	$29,023	$341,429	$370,452

	As of December 31, 2024
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$17,198	$—	$17,198
Corporate bonds	—	1,994	1,994
Total cash equivalents	17,198	1,994	19,192
Marketable securities:
Certificates of deposit	—	3,632	3,632
Commercial paper	—	12,770	12,770
Corporate bonds	—	284,865	284,865
U.S. Treasury securities	—	42,382	42,382
Asset-backed securities	—	37,780	37,780
Total marketable securities	—	381,429	381,429
Total cash equivalents and marketable securities	$17,198	$383,423	$400,621
The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the years ended December 31, 2025 and 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value table above.
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value

Opportunity Finance Network Loan Agreement
On June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of December 31, 2025, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the consolidated balance sheets.
The following tables present the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,181	$14,181

	As of December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,076	$14,076
As of December 31, 2025 and 2024, there were no other financial instruments or liabilities that were not recorded at fair value.
Note 5. Other Balance Sheet Components
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	As of December 31,
	2025	2024
Computer equipment and software	$3,915	$4,629
Furniture and fixtures	1,568	1,558
Capitalized internal-use software	2,123	2,123
Leasehold improvements	5,378	5,378
Property and equipment, gross	12,984	13,688
Less: accumulated depreciation and amortization	(11,345)	(10,940)
Property and equipment, net	$1,639	$2,748
Depreciation and amortization expense was $1.7 million, $2.9 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued compensation	$4,157	$3,718
Employee stock purchase plan liability	471	708
Deferred revenue	8,027	6,803
Other accrued and current liabilities	7,895	7,971
Accrued expenses and other current liabilities	$20,550	$19,200
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
The components of lease costs were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$5,354	$7,461	$9,370
Short-term lease cost	2,186	2,102	1,887
Variable lease cost	2,940	2,925	2,553
Total	$10,480	$12,488	$13,810
Other information related to the Company’s operating leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,977	$10,657	$10,347
ROU assets obtained in exchange for new operating lease liabilities	$—	$—	$9,107
Remeasurement of operating lease liability and right-of-use asset	$—	$(18,915)	$—
The weighted average remaining lease term (years) and discount rate related to operating leases were as follows:

	As of December 31,
	2025	2024
Weighted average remaining lease term (years)	3.3	4.3
Weighted average discount rate	6.9%	6.9%
As of December 31, 2025, future minimum lease payments under operating leases were as follows (in thousands):

2026	$10,777
2027	10,586
2028	10,936
2029	3,704
Total lease payments	36,003
Less: imputed interest	(3,752)
Present value of lease liabilities	32,251
Less: current operating lease liabilities	(8,900)
Long-term operating lease liabilities	$23,351
The table above does not include lease payments that were not fixed at commencement or lease modification.

Note 7. Commitments and Contingencies
Commitments
As of December 31, 2025, the Company had non-cancellable purchase commitments with certain service providers primarily related to the provision of cloud computing services as follows (in thousands):

2026	$31,885
2027	11,667
Total	$43,552
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of December 31, 2025.
The matters discussed below summarize the Company’s current significant ongoing pending legal proceedings as of December 31, 2025.
Securities and Derivative Litigation
On February 28, 2024, a securities class action complaint was filed against the Company and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. Motions for the lead plaintiff were filed on April 29, 2024 and the court appointed a lead plaintiff on July 12, 2024. The lead plaintiff filed the amended complaint on September 10, 2024. The Company filed a Motion to Dismiss on November 12, 2024. On May 19, 2025, the court granted the Motion to Dismiss in its entirety, but also granted the lead plaintiff leave to amend the complaint. On June 16, 2025, the lead plaintiff filed a second amended complaint that (i) brought claims solely against the Company and Sarah Friar, (ii) limited the challenged statements to a single statement, and (iii) narrowed the putative class period to May 10, 2022 through November 7, 2022. The Company’s Motion to Dismiss the second amended complaint was filed on July 31, 2025, and the lead plaintiff filed its opposition to the motion on September 15, 2025. The Company filed its reply brief on October 15, 2025. On November 20, 2025, the court granted the Company’s motion to dismiss with prejudice and entered judgment in favor of Defendants. The lead plaintiff did not appeal the order.
On July 26, 2024, a purported shareholder derivative complaint was filed in the U.S. District Court for the Northern District of California. The complaint named as defendants certain of the Company’s former and current officers and directors, as well as the Company as nominal defendant, and asserted state and federal claims based on some of the same alleged misstatements as the securities class action complaint described above. The complaint sought unspecified damages, attorneys’ fees, and other costs. On January 7, 2026, the lawsuit was dismissed.
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025, following which discovery commenced. Defendants’ motion for judgment on the pleadings is currently pending before the Court. The Company intends to vigorously defend against the claims in these actions. Given the procedural posture and the nature of such litigation matters, the Company is currently unable to estimate the reasonably possible loss or range of loss, if any, that may result from these matters. Any litigation is inherently uncertain, and any judgment or injunctive relief entered against the Company or any adverse settlement could materially and adversely impact its business, results of operations, financial condition, and prospects.
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the years ended December 31, 2025, 2024 and 2023, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of December 31, 2025 and 2024.
Note 8. Stockholders’ Equity
Preferred Stock
The Company's amended and restated certificate of incorporation authorizes the issuance of 50,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting, and other rights and preferences as may be determined from time to time by the Company's Board of Directors. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Common Stock
The Company was authorized to issue 2,500,000,000 shares of Class A common stock and 500,000,000 shares of Class B common stock as of December 31, 2025 and 2024. The rights, including the liquidation and dividend rights, of the Class A common stock and Class B common stock are substantially identical, other than voting and conversion rights. The holder of each share of Class A common stock is entitled to one vote per share and the holder of each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock at the option of the holder or upon certain events upon the terms and conditions described in the Company’s amended and restated certificate of incorporation. Class A common stock and Class B common stock are referred to, collectively, as common stock throughout the notes to these consolidated financial statements, unless otherwise indicated. Shares of common stock reserved for future issuance on an as-converted basis were as follows (in thousands):

	As of December 31,
	2025	2024
Stock options outstanding	12,914	21,011
Unvested restricted stock units (RSUs)	47,101	42,891
Shares reserved for future award issuances	35,424	39,730
Total	95,439	103,632
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the years ended December 31, 2025 and 2024, 798,985 and 709,637 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the year ended December 31, 2025, the Company repurchased and retired 10,874,916 shares of Class A common stock at an average purchase price of $1.73 per share for an aggregate repurchase price of $18.8 million. During the year ended December 31, 2024, the Company repurchased and retired 30,969,572 shares of Class A common stock at an average purchase price of $2.44 per share for an aggregate repurchase price of $75.5 million. As of December 31, 2025, the Company had $78.4 million available for future share repurchases under the Share Repurchase Program.
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

A summary of the Company’s stock option activity for the year ended December 31, 2025 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	21,011	$2.71	4.7	$3,326
Options granted	—	$—
Options exercised	(1,351)	$1.95
Options forfeited or expired	(6,746)	$2.83
Outstanding at December 31, 2025	12,914	$2.73	4.4	$1,461
Exercisable at December 31, 2025	12,895	$2.73	4.4	$1,452
Vested or expected to vest at December 31, 2025	12,914	$2.73	4.4	$1,461
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. No options were granted during the year ended December 31, 2025. The weighted average grant date fair value of options granted was $1.23 per share and $1.32 per share during the years ended December 31, 2024 and 2023, respectively.
The intrinsic value of the options exercised was $0.6 million, $10.8 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

A summary of the Company’s RSU activity for the year ended December 31, 2025 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2024	42,891	$2.37
RSUs granted	45,418	$1.80
RSUs vested	(25,973)	$2.30
RSUs forfeited	(15,235)	$2.12
Unvested at December 31, 2025	47,101	$1.95
Market-based PSUs
In April 2024, the Company granted its Chief Executive Officer a market-based performance stock unit (“PSU”) award of 5,010,020 shares of the Company’s Class A common stock. In March 2025, the Company granted its Chief Executive Officer a similar market-based PSU award of 722,005 shares. In August 2025, the Company granted another market-based PSU award of 947,867 shares to an executive officer with the same performance metrics and vesting conditions as the March 2025 PSU. For all awards, the PSUs will vest based on stock price targets achieved over a four-year period, and any PSUs that have not vested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantees’ continuous employment with the Company, as well as other customary provisions pursuant to the Company’s 2021 Plan. The aggregate grant date fair value of the 2025 and 2024 PSUs was $2.6 million and $9.3 million, respectively, calculated using a Monte Carlo simulation model and recognized over the respective derived service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the year ended December 31, 2025, the Company recognized $4.1 million of stock-based compensation expense in connection with these awards.
Valuation Assumptions

The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	66.5% - 66.7%	66.8%	—%
Expected term (in years)	4.4 - 4.9	5.0	0.0
Risk-free interest rate	3.6% - 4.1%	4.3%	—%
Expected dividend yield	—	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cost of revenue	$2,836	$2,736	$3,201
Research and development	36,849	39,037	43,619
Sales and marketing	8,888	9,671	12,548
General and administrative	16,770	22,611	23,657
Total	$65,343	$74,055	$83,025
As of December 31, 2025, there was $72.3 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.0 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Year Ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(33,464)	$(20,740)	$(50,997)	$(47,066)	$(65,975)	$(81,790)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	238,509	147,818	200,277	184,836	169,331	209,923
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.14)	$(0.14)	$(0.25)	$(0.25)	$(0.39)	$(0.39)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	Year Ended December 31,
	2025	2024	2023
Outstanding stock options	12,914	21,011	47,858
Unvested RSUs	47,101	42,891	33,515
Shares issuable pursuant to the employee stock purchase plan	661	1,368	1,828
Total	60,676	65,270	83,201
Note 10. Employee Benefit Plan
The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees in the United States. The Company is allowed to make discretionary profit sharing and qualified non-elective contributions as defined by the 401(k) Plan and as approved by the Board of Directors. The Company matches a portion of eligible participants’ 401(k) contributions. The Company’s match totaled $1.4 million, $1.2 million and $1.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. No discretionary profit-sharing contributions have been made to date.
Note 11. Income Taxes
Loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(53,007)	$(97,992)	$(147,786)
Foreign	428	635	777
Loss before income taxes	$(52,579)	$(97,357)	$(147,009)
Provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	237	165	74
Foreign	541	605	1,321
Total current income tax expense	778	770	1,395
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	847	(64)	(639)
Total deferred income tax expense (benefit)	847	(64)	(639)
Total income tax expense (benefit)	$1,625	$706	$756
The table below provides the updated requirements of ASU 2023-09 for the year ended December 31, 2025. See Note 2. Summary of Significant Accounting Policies—Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.
Income tax expense (benefit) differed from the amount computed by applying the federal statutory income tax rate to pretax loss for the year ended December 31, 2025 as a result of the following (in thousands, except percentages):

	Year Ended December 31, 2025
Provision (benefit) for income taxes at U.S. Federal statutory rate	$(11,042)	(21.0)%
State and local income tax, net of federal benefit(1)	187	0.4
U.S. Federal:
Research and development tax credits	(2,832)	(5.4)
Non-taxable or non-deductible items:
Executive and equity compensation	3,997	7.6
Other	568	1.1
Changes in valuation allowance	9,747	18.5
Foreign tax effects	468	0.9
Unrecognized tax benefit and related items	532	1.0
Total tax provision and effective tax rate	$1,625	3.1%
(1) State taxes in Texas made up the majority of this category.

The Company's effective tax rate of 3.1% for the year ended December 31, 2025 was primarily driven by the full valuation allowance, stock-based compensation, research and development credits, and foreign tax effects.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory Federal income tax rate as follows:

	Year Ended December 31,
	2024	2023
Statutory rate	(21.0)%	(21.0)%
Stock-based compensation	9.2	5.8
Research and development tax credits	(3.7)	(3.2)
Changes in valuation allowance	15.7	18.0
Other	0.5	0.9
Effective tax rate	0.7%	0.5%
The Company's effective tax rates were 0.7% and 0.5% for the years ended December 31, 2024 and 2023, respectively. The effective tax rates for these periods were primarily driven by the full valuation allowance, stock-based compensation, research and development credits, and foreign tax effects.

Tax effects of significant items comprising the Company’s deferred taxes were as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$144,432	$128,783
Credit carryforwards	20,847	17,193
Stock-based compensation	5,005	5,285
Lease liability	7,911	9,894
Capitalized research and development	18,088	24,437
Other	5,084	6,298
Total deferred tax assets	201,367	191,890
Valuation allowance	(198,364)	(187,437)
Total deferred tax assets, net	3,003	4,453
Deferred tax liabilities:
ROU asset basis	(2,839)	(3,508)
Total deferred tax liabilities	(2,839)	(3,508)
Net deferred tax assets	$164	$945
Based upon available objective evidence, it is more likely than not that the U.S. net deferred tax assets will not be realized. Accordingly, the Company has established a full valuation allowance for its U.S. net deferred tax assets. The valuation allowance increased by $10.9 million and $5.6 million, respectively, during 2025 and 2024.
Activity related to the Company’s valuation allowance considered the following (in thousands):

	As of December 31,
	2025	2024	2023
Balance, beginning of period	$187,437	$181,884	$150,294
Charged to expenses	10,927	5,553	31,590
Balance, end of period	$198,364	$187,437	$181,884
As of December 31, 2025, the Company had federal net operating loss carryforwards of $583.9 million, which begin to expire in 2028, and state net operating loss carryforwards of $365.5 million, which begin to expire in 2026. Of the $583.9 million U.S. federal net operating losses $404.8 million is carried forward indefinitely but is limited to 80% of current year taxable income. As of December 31, 2025, the Company had federal tax credits of $18.5 million, which begin to expire in 2028, and state tax credits of $10.2 million, which do not expire. The Internal Revenue Code (“IRC”) limits the amount of net operating loss carryforwards that a company may use in a given year in the event of certain cumulative changes in ownership over a three-year period as described in

Section 382 of the IRC. Utilization of net operating loss carryforwards and credits may be subject to annual limitation due to the ownership change limitations provided by the IRC, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.
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

A reconciliation of the beginning and ending balances of unrecognized tax benefit were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross unrecognized tax benefits - beginning of year	$5,633	$22,613	$18,564
Increases related to current year tax positions	745	771	4,408
Increases related to prior year tax positions	133	152	241
Decreases related to prior year tax positions	(35)	(17,903)	(600)
Gross unrecognized tax benefits - end of year	$6,476	$5,633	$22,613
The amount of the Company's unrecognized tax benefits that would affect the Company's effective tax rate, if recognized, is $0.4 million.
The Company has net operating losses in the United States federal and various state jurisdictions for which the tax years beginning in 2007 are open to examination by applicable taxing authorities.
Income taxes paid during the year ended December 31, 2025 were $0.5 million, consisting primarily of foreign and state taxes.

Note 12. Segment and Geographical Information
The Company has one reportable and operating segment. The Company’s CODM is its CEO, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Net loss is the Company’s primary measure of profit or loss. Cost of revenue, research and development, sales and marketing, and general and administrative expenses are considered significant segment expenses and are reflected in the consolidated statement of operations. Other segment items included in consolidated net loss are interest income, other income (expense), net and the provision for income taxes, which are also reflected in the consolidated statements of operations.
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$248,610	$236,687	$206,484
International	9,036	10,589	11,825
Total	$257,646	$247,276	$218,309

Substantially all of the Company’s long-lived assets are located in the United States.

Note 13. Restructuring
In August 2025, the Company announced a cost reduction plan intended to right size the business and align the workforce and other expenses with Nextdoor’s business priorities. The execution of the cost reduction plan was substantially complete by the end of the third quarter of 2025.
The following table summarizes the restructuring charges in the consolidated statements of operations for the year ended December 31, 2025 (in thousands):

	Severance and Related Charges	Stock-Based Compensation Expense	Total
Research and development	$2,660	$792	$3,452
Sales and marketing	1,250	126	1,376
General and administrative	750	51	801
Total	$4,660	$969	$5,629
Liabilities and remaining charges under the Company’s cost reduction plan were immaterial as of December 31, 2025, and were included in accrued expenses and other current liabilities on the consolidated balance sheets.
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
In the fourth quarter of 2023, the Company announced a cost reduction plan intended to right-size the business and align the workforce and other expenses with Nextdoor’s near term revenue expectations and long term business priorities. The cost reduction plan included a reduction of the Company’s full-time employee headcount by approximately 25%. The execution of the cost reduction plan was substantially complete by the end of the fourth quarter of 2023.
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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's annual report on internal control over financial reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended December 31, 2025, none of our Section 16 officers or our directors adopted or terminated a Rule 10b5-1 Plan.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
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
Item 11. Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1.Financial Statements

See Index to Financial Statements under Part II, Item 8 of this Annual Report.

2.Financial Statement Schedules

Schedules not listed above have been omitted because they are not required, not applicable, or the required information is otherwise included.

3.Exhibits

The exhibits listed below are filed as part of this Annual Report or are incorporated herein by reference as indicated.

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Nextdoor Holdings, Inc.	8-K	3.1	June 21, 2024
3.2	Amended and Restated Bylaws of Nextdoor Holdings, Inc.	8-K	3.1	December 1, 2022
4.1	Specimen Class A Common Stock Certificate of Nextdoor Holdings, Inc.	8-K	4.1	November 12, 2021
4.2	Description of Registrant’s Securities	10-K	4.2	February 27, 2024
10.1	Amended and Restated Registration Rights Agreement, dated November 5, 2021, by and among Nextdoor Holdings, Inc. and the other parties thereto	8-K	10.5	November 12, 2021
10.2+	2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.24	July 20, 2021
10.3+	Form of Early Exercise Stock Option Grant under the 2008 Equity Incentive Plan	S-4	10.26	July 20, 2021
10.4+	Form of Stock Option Grant under the 2008 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.27	July 20, 2021
10.5+	2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.25	July 20, 2021
10.6+	Form of Early Exercise Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.28	July 20, 2021
10.7+	Form of Stock Option Grant under the 2018 Equity Incentive Plan of Nextdoor, Inc.	S-4	10.29	July 20, 2021
10.8+	Form of Restricted Stock Unit Award Agreement under the 2018 Equity Incentive Plan of Nextdoor, Inc.	8-K	10.18	November 12, 2021
10.9+	Nextdoor Holdings, Inc. 2021 Equity Incentive Plan	8-K	10.7	November 12, 2021
10.10+	Form of Stock Option Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.15	July 20, 2021
10.11+	Form of Restricted Stock Unit Award Agreement under Nextdoor Holdings, Inc. Equity Incentive Plan	S-4	10.16	July 20, 2021
10.12+	Nextdoor Holdings, Inc. 2021 Employee Stock Purchase Plan	8-K	10.10	November 12, 2021
10.13+*	Offer Letter, dated October 31, 2025, by and between Indrajit Ponnambalam
10.14+	Executive Offer Letter of Matt Anderson	10-K	10.15	February 27, 2024
10.15+	Advisor Agreement, dated September 1, 2025, by and between Nextdoor Holdings, Inc. and Matthew Anderson	10-Q	10.1	November 5, 2025

10.16+*	Offer Letter, dated January 12, 2019, by and between Nextdoor Holdings, Inc. and Craig Lisowski
10.17+*	Offer Letter, dated May 1, 2024, by and between Nextdoor Holdings, Inc. and Sophia Contreras Schwartz
10.18+	Offer Letter, dated February 26, 2024, by and between Nextdoor Holdings, Inc. and Nirav Tolia	10-Q	10.2	May 7, 2024
10.19+*	Offer Letter, dated December 20, 2024, by and between Nextdoor Holdings, Inc. and Michael Kiernan
10.20+	Form of Indemnity Agreement	8-K	10.6	November 12, 2021
10.21+	Form of Change in Control and Severance Agreement	S-4	10.23	July 20, 2021
19.1	Insider Trading Policy	10-K	19.1	February 27, 2025
21.1	List of Subsidiaries	8-K	21.1	November 12, 2021
23.1*	Consent of Ernst & Young, LLP, independent registered public accounting firm
24.1*	Power of Attorney (reference is made to the signature page thereto)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy	10-K	97.1	2/27/2024
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Date File (formatted in iXBRL and contained in Exhibit 101)
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

NEXTDOOR HOLDINGS, INC.

Date:	February 18, 2026	By:	/s/ Nirav Tolia
		Name:	Nirav Tolia
		Title:	Chief Executive Officer, President and Chairperson of the Board of Directors
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nirav Tolia and Indrajit Ponnambalam, and each of them, as his or her true and lawful attorneys-in-fact, proxies and agents, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with any exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorneys-in-fact, proxies and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies and agents, or their or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Nirav Tolia	Chief Executive Officer, President and Chairperson of the Board of Directors (Principal Executive Officer)	February 18, 2026
Nirav Tolia

/s/ Indrajit Ponnambalam	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2026
Indrajit Ponnambalam

/s/ Antoinette How	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Antoinette How

/s/ Dana Evan	Director	February 18, 2026
Dana Evan

/s/ J. William Gurley	Director	February 18, 2026
J. William Gurley

/s/ Robert Hohman	Director	February 18, 2026
Robert Hohman

/s/ Jason Pressman	Director	February 18, 2026
Jason Pressman

/s/ Niraj Shah	Director	February 18, 2026
Niraj Shah

/s/ Elisa Steele	Director	February 18, 2026
Elisa Steele

/s/ David Sze	Director	February 18, 2026
David Sze

/s/ Chris Varelas	Director	February 18, 2026
Chris Varelas