Form 10-Q
period 2026-03-31
Nextdoor Holdings, Inc.
filed 2026-05-06
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 4, 2026, there were 253,892,530 shares of the registrant’s Class A common stock outstanding and 127,495,195 shares of the registrant’s Class B common stock outstanding.

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

RISK FACTOR SUMMARY
Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our Class A common stock. Some of the principal risks and uncertainties include the following:
•We are still scaling up our monetization efforts, which makes it difficult to evaluate our current business and future prospects, and there is no assurance we will be able to scale our business for future growth.

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

•We may not be successful in our artificial intelligence (“AI”) initiatives, which could adversely affect our business, reputation, or financial results.

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

•We are dependent on third-party software and service providers, including ads platforms and programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

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

•We have a history of net losses and may experience net losses in the future, and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of March 31,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$56,148	$63,341
Marketable securities	317,004	341,429
Accounts receivable, net of allowance of $432 and $491 as of March 31, 2026 and December 31, 2025, respectively	32,670	34,385
Prepaid expenses and other current assets	10,097	9,084
Total current assets	415,919	448,239
Restricted cash, non-current	7,541	8,379
Property and equipment, net	1,448	1,639
Operating lease right-of-use assets	10,815	11,575
Goodwill	1,211	1,211
Other assets	15,582	15,760
Total assets	$452,516	$486,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$678	$2,498
Operating lease liabilities, current	8,871	8,900
Accrued expenses and other current liabilities	20,139	20,550
Total current liabilities	29,688	31,948
Operating lease liabilities, non-current	21,122	23,351
Other liabilities, non-current	225	221
Total liabilities	51,035	55,520
Commitments and contingencies (Note 6)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 250,105 and 262,446 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	25	26
Class B common stock, $0.0001 par value; 500,000 shares authorized, 127,511 and 127,681 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	1,330,804	1,347,968
Accumulated other comprehensive income	343	1,563
Accumulated deficit	(929,704)	(918,287)
Total stockholders’ equity	401,481	431,283
Total liabilities and stockholders’ equity	$452,516	$486,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$61,669	$54,176
Costs and expenses:
Cost of revenue	11,048	9,447
Research and development	32,016	33,494
Sales and marketing	19,646	22,112
General and administrative	14,289	16,136
Total costs and expenses	76,999	81,189
Loss from operations	(15,330)	(27,013)
Interest income	4,036	4,982
Other income, net	14	220
Loss before income taxes	(11,280)	(21,811)
Provision for income taxes	137	141
Net loss	$(11,417)	$(21,952)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.03)	$(0.06)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	386,822	384,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net loss	$(11,417)	$(21,952)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	(63)	3
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,157)	284
Total other comprehensive income (loss)	$(1,220)	$287
Comprehensive loss	$(12,637)	$(21,665)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	262,446	$26	127,681	$13	$1,347,968	$1,563	$(918,287)	$431,283
Release of restricted stock units, net of tax withholdings	3,476	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(4,767)	—	—	(4,767)
Repurchase of common stock	(16,993)	(1)	—	—	(28,658)	—	—	(28,659)
Conversion from Class B to Class A common stock	170	—	(170)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	698	—	—	—	1,081	—	—	1,081
Issuance of common stock under employee stock purchase plan	308	—	—	—	418	—	—	418
Stock-based compensation	—	—	—	—	14,762	—	—	14,762
Other comprehensive loss	—	—	—	—	—	(1,220)	—	(1,220)
Net loss	—	—	—	—	—	—	(11,417)	(11,417)
Balances as of March 31, 2026	250,105	$25	127,511	$13	$1,330,804	$343	$(929,704)	$401,481

	Three Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	3,875	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(6,019)	—	—	(6,019)
Repurchase of common stock	(4,720)	—	—	—	(9,130)	—	—	(9,130)
Conversion from Class B to Class A common stock	10,252	1	(10,252)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	703	—	—	—	1,591	—	—	1,591
Issuance of common stock under employee stock purchase plan	409	—	—	—	713	—	—	713
Stock-based compensation	—	—	—	—	17,091	—	—	17,091
Other comprehensive income	—	—	—	—	—	287	—	287
Net loss	—	—	—	—	—	—	(21,952)	(21,952)
Balances as of March 31, 2025	235,007	$23	147,882	$15	$1,320,862	$1,204	$(886,035)	$436,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(11,417)	$(21,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	544
Stock-based compensation	14,762	17,091
Accretion of investments	(236)	(725)
Other	663	122
Changes in operating assets and liabilities:
Accounts receivable, net	1,774	9,807
Prepaid expenses and other assets	(876)	(3,640)
Operating lease right-of-use assets	760	694
Accounts payable	(1,874)	784
Operating lease liabilities	(2,258)	(2,029)
Accrued expenses and other liabilities	(407)	(328)
Net cash provided by operating activities	1,247	368
Cash flows from investing activities
Purchases of property and equipment	(70)	(28)
Purchases of marketable securities	(57,925)	(79,381)
Sales of marketable securities	35,667	62,454
Maturities of marketable securities	45,040	38,506
Net cash provided by investing activities	22,712	21,551
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	1,081	1,591
Proceeds from issuance of common stock under employee stock purchase plan	418	713
Tax withholdings on restricted stock units	(4,767)	(6,019)
Repurchase of common stock	(28,659)	(9,130)
Net cash used in financing activities	(31,927)	(12,845)
Effect of exchange rate changes on cash and cash equivalents	(63)	3
Net increase (decrease) in cash, cash equivalents, and restricted cash	(8,031)	9,077
Cash, cash equivalents, and restricted cash at beginning of period	71,720	56,721
Cash, cash equivalents, and restricted cash at end of period	$63,689	$65,798
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$56,148	$57,338
Restricted cash, non-current	7,541	8,460
Total cash, cash equivalents, and restricted cash	$63,689	$65,798

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
Note 1. Description of Business
Nextdoor Holdings, Inc. (“Nextdoor” or the “Company”) is headquartered in San Francisco, California. Nextdoor is the essential neighborhood network connecting over 110 million Verified Neighbors to the people, places, and information that matter most in their local communities.
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
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the U.S. Securities and Exchange Commission (“SEC”). As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position, results of operations, and cash flows. The results for the interim periods presented are not necessarily indicative of the results to be expected for the full year ending December 31, 2026 or any other future interim or annual period.
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
Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies disclosed in Note 2 to the consolidated financial statements described in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025 that have had a material impact on the Company’s condensed consolidated financial statements and related notes.
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

Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of March 31, 2026 and December 31, 2025, deferred revenue was $7.5 million and $8.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended March 31, 2026 and 2025, revenue recognized from deferred revenue at the beginning of each period was $3.5 million and $2.7 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$25,189	$—	$—	$25,189
Corporate bonds	3,676	—	(1)	3,675
Commercial paper	1,349	—	—	1,349
Total cash equivalents	30,214	—	(1)	30,213
Marketable securities:
Certificates of deposit	2,178	—	(1)	2,177
Commercial paper	3,048	—	(2)	3,046
Corporate bonds	262,330	391	(365)	262,356
U.S. Treasury securities	10,971	11	(21)	10,961
Asset-backed securities	38,392	81	(9)	38,464
Total marketable securities	316,919	483	(398)	317,004
Total	$347,133	$483	$(399)	$347,217

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$29,023	$—	$—	$29,023
Total cash equivalents	29,023	—	—	29,023
Marketable securities:
Certificates of deposit	905	—	—	905
Commercial paper	1,862	1	—	1,863
Corporate bonds	286,553	1,048	(15)	287,586
U.S. Treasury securities	6,720	36	—	6,756
Asset-backed securities	44,147	172	—	44,319
Total marketable securities	340,187	1,257	(15)	341,429
Total	$369,210	$1,257	$(15)	$370,452
All marketable securities are designated as available-for-sale securities as of March 31, 2026 and December 31, 2025. No investments had been in an unrealized loss position for greater than 12 months as of March 31, 2026 and December 31, 2025.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of March 31, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$109,974	$110,152
Due after one to three years	206,945	206,852
Total	$316,919	$317,004

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$113,832	$114,172
Due after one to three years	226,355	227,257
Total	$340,187	$341,429

Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of March 31, 2026 and December 31, 2025. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$25,189	$—	$25,189
Corporate bonds	—	3,675	3,675
Commercial paper	—	1,349	1,349
Total cash equivalents	25,189	5,024	30,213
Marketable securities:
Certificates of deposit	—	2,177	2,177
Commercial paper	—	3,046	3,046
Corporate bonds	—	262,356	262,356
U.S. Treasury securities	—	10,961	10,961
Asset-backed securities	—	38,464	38,464
Total marketable securities	—	317,004	317,004
Total cash equivalents and marketable securities	$25,189	$322,028	$347,217

	As of December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,023	$—	$29,023
Total cash equivalents	29,023	—	29,023
Marketable securities:
Certificates of deposit	—	905	905
Commercial paper	—	1,863	1,863
Corporate bonds	—	287,586	287,586
U.S. Treasury securities	—	6,756	6,756
Asset-backed securities	—	44,319	44,319
Total marketable securities	—	341,429	341,429
Total cash equivalents and marketable securities	$29,023	$341,429	$370,452
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
In June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of March 31, 2026, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
The following tables present the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of March 31, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,208	$14,208

	As of December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,181	$14,181
As of March 31, 2026 and December 31, 2025, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 6. Commitments and Contingencies
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of March 31, 2026.
The matters discussed below summarize the Company’s current significant ongoing pending legal proceedings as of March 31, 2026.
Securities and Derivative Litigation
On February 28, 2024, a securities class action complaint was filed against the Company and certain of its former executive officers (collectively, the “Defendants”) in the U.S. District Court for the Northern District of California. The lawsuit alleges that Defendants violated the Securities Exchange Act of 1934, as amended, by making materially false and misleading statements about the Company’s business and prospects for future growth in the period between July 6, 2021 and November 8, 2022. On November 20, 2025, the court granted the Company’s motion to dismiss with prejudice and entered judgment in favor of Defendants, and the lead plaintiff did not appeal the order.
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
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025, following which discovery commenced. The Company filed an amended answer on December 12, 2025. On February 17, 2026, the plaintiffs filed an amended complaint, which brings the same claims and seeks the same relief as did the consolidated complaint. The Company filed a motion to dismiss the amended complaint on April 6, 2026, which is currently pending.

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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. For the three months ended March 31, 2026 and 2025, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. The Company believes the fair value of these liabilities is not material and accordingly has no liabilities recorded for these agreements as of March 31, 2026 and December 31, 2025.
Note 7. Stockholders’ Equity
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended March 31, 2026 and 2025, 307,511 and 408,404 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
Share Repurchase Programs
In May 2022, the Company’s Board of Directors authorized and approved a share repurchase program to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases depended on market conditions and other investment opportunities, and repurchases were made at the Company’s discretion. The share repurchase program did not obligate the Company to repurchase any dollar amount or number of shares, and the program could be extended, modified, suspended, or discontinued at any time. In February 2024, the Company’s Board of Directors authorized and approved an increase of $150.0 million to the share repurchase program and extended the expiration date to March 31, 2026.
When the Company repurchases shares under share repurchase programs, it reduces the common stock component of stockholders’ equity by the par value of the repurchased shares. The excess of the repurchase price over par value is recorded to additional paid-in capital. All repurchased shares are retired and become authorized and unissued shares.
During the three months ended March 31, 2026, the Company repurchased and retired 16,992,982 shares of Class A common stock at an average purchase price of $1.69 per share for an aggregate repurchase price of $28.7 million. During the three months ended March 31, 2025, the Company repurchased and retired 4,720,415 shares of Class A common stock at an average purchase price of $1.92 per share for an aggregate repurchase price of $9.1 million. This share repurchase program expired on March 31, 2026.
In April 2026, the Company’s Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2028. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. The program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
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
A summary of the Company’s stock option activity for the three months ended March 31, 2026 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	12,914	$2.73	4.4	$1,461
Options granted	—	$—
Options exercised	(698)	$1.55
Options forfeited or expired	(220)	$2.93
Outstanding at March 31, 2026	11,996	$2.80	4.3	$12
Exercisable at March 31, 2026	11,996	$2.80	4.3	$12
Vested or expected to vest at March 31, 2026	11,996	$2.80	4.3	$12
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The intrinsic value of the options exercised was $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively. No options were granted during the three months ended March 31, 2026 and 2025.

A summary of the Company’s RSU activity for the three months ended March 31, 2026 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	47,101	$1.95
RSUs granted	33,863	$1.73
RSUs vested	(5,937)	$2.10
RSUs forfeited	(1,719)	$1.84
Unvested at March 31, 2026	73,308	$1.84
Market-based PSUs
In March 2026, the Company granted its executive officers market-based performance stock unit (“PSU”) awards with a target of 5,857,778 shares (“Target Award”) of the Company’s Class A common stock. The number of shares earned will be based on the achievement of stock price targets calculated based on predetermined compound annual growth rate thresholds at any point over a four-year performance period. Grantees may earn from 0% to 200% of the Target Award. Any portion of the PSUs that remains unvested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantee’s continuous employment with the Company through the later of the vesting date and the date achievement is certified, as well as other customary provisions pursuant to the Company’s 2021 Plan.
In March 2025, the Company granted its Chief Executive Officer a market-based PSU award of 722,005 shares of the Company’s Class A common stock. In August 2025, the Company granted another market-based PSU award of 947,867 shares to an executive officer with the same performance metrics and vesting conditions as the March 2025 PSU. For all awards, the PSUs will vest based on stock price targets achieved over a four-year period, and any PSUs that have not vested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantees’ continuous employment with the Company, as well as other customary provisions pursuant to the Company’s 2021 Plan.
The aggregate grant date fair value of the 2026 and 2025 PSUs was $14.9 million and $2.6 million, respectively, calculated using a Monte Carlo simulation model and recognized over the respective requisite service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three months ended March 31, 2026 and 2025, the Company recognized $1.4 million and $1.2 million of stock-based compensation expense related to PSUs, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Three Months Ended March 31,
	2026	2025
Expected volatility	63.9% - 65.4%	66.5%
Expected term (in years)	3.8 - 3.9	4.9
Risk-free interest rate	3.6% - 3.9%	4.1%
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$622	$745
Research and development	8,363	9,188
Sales and marketing	1,935	2,472
General and administrative	3,842	4,686
Total	$14,762	$17,091
As of March 31, 2026, there was $113.6 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.5 years.
Note 8. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(7,651)	$(3,766)	$(13,153)	$(8,799)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	259,229	127,593	230,276	154,059
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.06)	$(0.06)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of March 31,
	2026	2025
Outstanding stock options	11,996	19,516
Unvested RSUs	60,770	63,778
Shares issuable pursuant to the ESPP	1,321	1,504
Total	74,087	84,798

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
The Company recorded an income tax expense for the three months ended March 31, 2026 and 2025 of $0.1 million and $0.1 million, respectively, both of which were related to state and foreign taxes.
Note 10. Segment and Geographical Information
The Company has one reportable and operating segment. The Company’s Chief Operating Decision Maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Net loss is the Company’s primary measure of profit or loss. Cost of revenue, research and development, sales and marketing, and general and administrative expenses are considered significant segment expenses and are reflected in the consolidated statement of operations. Other segment items included in consolidated net loss are interest income, other income (expense), net and the provision for income taxes, which are also reflected in the consolidated statements of operations.
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$59,363	$51,901
International	2,306	2,275
Total	$61,669	$54,176

Substantially all of the Company’s long-lived assets are located in the United States.
Note 11. Subsequent Events
In April 2026, the Company’s Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2028. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. The program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.

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
Overview
Nextdoor is the essential neighborhood network connecting over 110 million Verified Neighbors to the people, places, and information that matter most in their local communities. Operating in over 350,000 neighborhoods across 11 countries, Nextdoor fosters trusted, real-world utility through locally relevant content and services, including news, real-time safety alerts, neighbor recommendations, for sale and free listings, and events. This focus on practical local value drives genuine, high-intent local engagement and supports a diverse ecosystem of neighbors and partners seeking to connect with neighbors.
Key business metrics for the three months ended March 31, 2026 are as follows:
•Platform weekly active users (“Platform WAU”) was 22.3 million, an increase of 1% compared to the three months ended March 31, 2025.
•Average revenue per platform weekly active user (“Platform ARPU”) was $2.77, an increase of 12% compared to the three months ended March 31, 2025.
Financial Results as of and for the three months ended March 31, 2026 are as follows:
•Revenue was $61.7 million, an increase of 14% compared to the three months ended March 31, 2025.
•Total costs and expenses were $77.0 million, a decrease of 5% compared to the three months ended March 31, 2025.
•Net loss decreased 48% to $11.4 million, compared to $22.0 million for the three months ended March 31, 2025.
•Adjusted EBITDA loss was $0.2 million, compared to $9.2 million for the three months ended March 31, 2025.
•Cash, cash equivalents, and marketable securities were $373.2 million.
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
Our Platform WAU for the three months ended March 31, 2026 and 2025 was 22.3 million and 22.0 million, respectively, which represents a 1% increase period over period.

Quarterly Average Platform Weekly Active Users
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
22.2
22.0
21.8
21.6
21.0
22.3
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the three months ended March 31, 2026 and 2025 was $2.77 and $2.46, respectively.
Quarterly Platform ARPU

$4.00
$3.00
$2.00
$1.00
$—
$2.94
$2.46
$2.99
$3.19
$3.31
$2.77
Q4'24
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26

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
Cost of Revenue
Cost of revenue consists primarily of expenses associated with the delivery of our revenue generating activities, including the third-party costs of hosting our platform and allocated personnel-related costs, which include salaries, benefits, and stock-based compensation for employees engaged in development of our revenue generating products. Cost of revenue also includes third-party costs associated with delivering and supporting our advertising services and credit card transaction fees related to processing customer transactions.
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

	Three Months Ended March 31,
(in thousands)	2026	2025
Revenue	$61,669	$54,176
Costs and expenses(1):
Cost of revenue	11,048	9,447
Research and development	32,016	33,494
Sales and marketing	19,646	22,112
General and administrative	14,289	16,136
Total costs and expenses	76,999	81,189
Loss from operations	(15,330)	(27,013)
Interest income	4,036	4,982
Other income, net	14	220
Loss before income taxes	(11,280)	(21,811)
Provision for income taxes	137	141
Net loss	$(11,417)	$(21,952)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of revenue	$622	$745
Research and development	8,363	9,188
Sales and marketing	1,935	2,472
General and administrative	3,842	4,686
Total	$14,762	$17,091
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended March 31,
(as a percentage of total revenue)	2026	2025
Revenue	100%	100%
Costs and expenses:
Cost of revenue	18	17
Research and development	52	62
Sales and marketing	32	41
General and administrative	23	30
Total costs and expenses	125	150
Loss from operations	(25)	(50)
Interest income	7	9
Other income, net	—	—
Loss before income taxes	(18)	(40)
Provision for income taxes	—	—
Net loss	(19)%	(41)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Revenue	$61,669	$54,176	$7,493	14%
Revenue increased by $7.5 million, or 14%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to increased advertiser spending and an increase in the number of active users, as measured by a 1% increase in Q1 Platform WAU.
Cost of revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Cost of revenue	$11,048	$9,447	$1,601	17%
Cost of revenue increased by $1.6 million, or 17%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to a $1.4 million increase in third-party hosting costs.
Research and development

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Research and development	$32,016	$33,494	$(1,478)	(4)%
Research and development expenses decreased by $1.5 million, or 4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $2.2 million decrease in personnel-related costs driven by a decrease in headcount and a $0.4 million decrease in professional service fees, partially offset by a $1.1 million increase in third-party software costs.
Sales and marketing

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Personnel-related and other	$14,390	$16,731	$(2,341)	(14)%
Brand and performance marketing	2,920	2,746	174	6%
Neighbor services	2,336	2,635	(299)	(11)%
Total sales and marketing	$19,646	$22,112	$(2,466)	(11)%
Sales and marketing expenses decreased by $2.5 million, or 11%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $2.3 million decrease in personnel-related costs driven by a decrease in headcount.
General and administrative

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
General and administrative	$14,289	$16,136	$(1,847)	(11)%
General and administrative expenses decreased by $1.8 million, or 11%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $1.5 million decrease in personnel-related costs driven by a decrease in headcount and a $0.3 million decrease in professional service fees.

Interest income

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Interest income	$4,036	$4,982	$(946)	(19)%
Interest income decreased by $0.9 million, or 19%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income, net

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Other income, net	$14	$220	$(206)	(94)%
Other income, net decreased by $0.2 million, or 94%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	$	%
Provision for income taxes	$137	$141	$(4)	(3)%
Provision for income taxes decreased by less than $0.1 million, or 3%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in foreign income tax expenses.

Liquidity and Capital Resources
We have historically generated negative cash flows from operations until recent periods, and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from our business combination with Khosla Ventures Acquisition Co. II, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $929.7 million as of March 31, 2026. These losses are attributable to investments made in supporting the growth of our business, and we expect them to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of March 31, 2026, we had $373.2 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, any repurchase of shares we may make from time to time, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

In May 2022, our Board of Directors authorized and approved a share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases depended on market conditions and other investment opportunities, and repurchases were made at our discretion. This share repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program could be extended, modified, suspended, or discontinued at any time. In February 2024, our Board of Directors authorized and approved an increase of $150.0 million to the share repurchase program and extended the expiration date to March 31, 2026. During the three months ended March 31, 2026, we repurchased and retired 16,992,982 shares of our Class A common stock at an average purchase price of $1.69 per share for an aggregate repurchase price of $28.7 million. This share repurchase program expired on March 31, 2026.
In April 2026, our Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2028. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at our discretion. The program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$1,247	$368
Net cash provided by investing activities	$22,712	$21,551
Net cash used in financing activities	$(31,927)	$(12,845)
Operating activities
Cash provided by operating activities during the three months ended March 31, 2026 was $1.2 million which resulted from a net loss of $11.4 million, adjusted for non-cash charges of $15.5 million and net cash outflows of $2.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $14.8 million of stock-based compensation expense and $0.4 million of depreciation and amortization expense, partially offset by $0.2 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $2.3 million decrease in operating lease liabilities due to lease payments, a $1.9 million decrease in accounts payable, a $0.9 million increase in prepaid expenses and other assets, and a $0.4 million decrease in accrued expenses and other liabilities. These amounts were partially offset by a $1.8 million decrease in accounts receivable and a $0.8 million decrease in operating lease right-of-use assets due to normal amortization.
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
Investing activities
Cash provided by investing activities for the three months ended March 31, 2026 was $22.7 million, which consisted of proceeds from maturities of marketable securities of $45.0 million and proceeds from sales of marketable securities of $35.7 million. This was partially offset by purchases of marketable securities of $57.9 million.
Cash provided by investing activities for the three months ended March 31, 2025 was $21.6 million, which consisted of proceeds from sales of marketable securities of $62.5 million and proceeds from maturities of marketable securities of $38.5 million. This was partially offset by purchases of marketable securities of $79.4 million.

Financing activities
Cash used in financing activities for the three months ended March 31, 2026 was $31.9 million, which consisted of repurchases of common stock of $28.7 million and tax withholdings on release of restricted stock units of $4.8 million. This was partially offset by proceeds from the issuance of common stock upon exercise of stock options of $1.1 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.4 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(11,417)	$(21,952)
Depreciation and amortization	356	544
Stock-based compensation	14,762	17,091
Interest income	(4,036)	(4,982)
Provision for income taxes	137	141
Adjusted EBITDA	$(198)	$(9,158)
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
There have been no material changes to our critical accounting policies requiring estimates, assumptions, and judgments as compared to the critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Interest Rate Risk
As of March 31, 2026, we had cash, cash equivalents, and marketable securities of $373.2 million. Our cash and cash equivalents consist of cash held in banks, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Item 1A. Risk Factors
Investing in our Class A common stock involves risks. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase shares of our Class A common stock. You should also carefully consider the following risk factors in addition to the other information included in this Quarterly Report, including matters addressed in the above section entitled “Special Note Regarding Forward-Looking Statements.” Our business, operating results, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, operating results, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment. These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing of such events or a representation as to whether or not such factors or similar events have occurred in the past or their likelihood of occurring in the future.
Risks Related to Our Business and Industry
We are still scaling up our monetization efforts, which makes it difficult to evaluate our current business and future prospects, and there is no assurance we will be able to scale our business for future growth.
We commenced operating the Nextdoor platform in 2011 and began supporting the platform with advertising in 2016. In 2025, we launched our new Nextdoor initiative, the first phase of a multi-phase product transformation with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. This initiative remains ongoing as we continue to implement additional features and enhancements. These changes may not be favorably received by users or advertisers, may not result in increased engagement or monetization, and may disrupt established usage patterns or alienate existing users. Our ability to evaluate future prospects depends in part on the success of this ongoing transformation. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges in accurate financial planning and forecasting, increasing competition and expenses as we effectively scale our business, and our ability to achieve market acceptance of our platform and attract, engage and retain users, who we call “neighbors” (which includes individuals) and organizations (which includes businesses and public agencies, including paying customers such as advertisers). You should consider our business and prospects in light of the risks and difficulties that we may encounter as we continue to scale our monetization efforts. We cannot ensure that we will be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully. We may not be able to sustain or increase our current rate of growth, which is a risk characteristic often shared by companies participating in rapidly evolving industries.

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
•implementing or enforcing policies, such as advertising policies, community guidelines, and other terms of service that are perceived negatively by advertisers;

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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the European Union’s Regulation (EU) 2016/679 (General Data Protection Regulation) (“EU GDPR”) and the United Kingdom’s Data Protection Act 2018 and UK General Data Protection Regulation (“UK GDPR” and the foregoing, collectively, “GDPR”), the European Union’s AI Act, European Directive 2002/58/EC (the “ePrivacy Directive”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), the Australia Privacy Act 1988 along with the 2024 reforms thereto and the Australian Privacy Principles (“APPs”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) in California, and comparable U.S. state privacy laws in over a third of other states, or changes to third-party policies.
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
We are continually developing and improving our products for advertisers and such efforts have and are likely to continue to require significant time and resources and additional investment, and in some cases, we have relied on, and may in the future rely on, third parties to provide data and technology needed to provide certain measurement data to our advertisers. If we cannot continue to develop and improve our products for advertisers in a timely fashion, those products are not reliable, or the measurement results are inconsistent with advertisers’ expectations or goals, our revenue could be adversely affected.
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple has implemented features in Safari and iOS, including Intelligent Tracking Prevention, App Tracking Transparency, and more recent fingerprinting protections and link tracking restrictions, that block or limit tracking technologies, restrict access to device advertising identifiers, and affect our ability to track neighbors’ actions, measure attribution, and connect their interactions with on-platform advertising. Google and other browser developers have similarly implemented or may implement privacy controls which could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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

If current and potential neighbors do not perceive their experience with the Nextdoor platform to be useful, the content generated on the platform to be valuable or relevant or the social connections with fellow neighbors to be worthwhile, we may not be able to attract new neighbors, retain existing neighbors or maintain or increase the frequency and duration of their engagement on our platform. In addition, if our existing neighbors decrease the frequency or duration of their engagement or the growth rate of our active neighbor base slows or reverses, we may be required to incur significantly higher marketing expenses than we currently anticipate in order to acquire new neighbors or retain current neighbors. We recently introduced our new Nextdoor initiative, the first phase of a multi-phase product transformation with the goal of making our platform more robust and engaging for users, as well as more compelling for advertisers. We may expend significant resources and management bandwidth on the implementation of this initiative, but those efforts may not be successful and may not result in the expected benefits, including increased neighbor satisfaction or engagement, or added neighbors on our platform.

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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continues to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, ongoing current and future geopolitical conflicts (including the conflict in Iran), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, a substantial number of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

In addition, we integrate third-party AI models and tools into our platform and internal systems, which may expose us to risks including supply-chain compromise, model poisoning, and vulnerabilities inherent in large-language-model-integrated application attack surfaces. If third-party AI models we rely upon are compromised or behave unexpectedly, our platform features could be degraded or exploited for malicious purposes, and we could face operational disruption, reputational harm, or regulatory liability.

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

Further, as we have grown, our business has become increasingly complex and may require more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy is impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the implementation of tariffs by the United States, China, or other governments, changing interest rates and inflation, and ongoing current and future geopolitical conflicts (including the conflict in Iran).

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

Additionally, from time to time, we realign our resources and talent to implement stage-appropriate business strategies, which could include furloughs, layoffs and reductions in force. For example, in 2023, 2024 and 2025, in response to changing economic conditions and in an effort to support our growth, scale and profitability objectives, reduce our operational costs and improve our organizational efficiency, we executed restructuring plans, which included a restructuring and reduction of the current workforce. As part of the restructuring plan implemented in 2024, we ceased occupying and abandoned certain floors of our leased headquarters in San Francisco in order to adjust its office space footprint to better align with the needs of its work model. If there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions. Failure to manage any growth or any scaling back of our operations could have an adverse effect on our business, operating results, and financial condition.

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
We are continuing to make investments in AI initiatives, including to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or privacy and security risks, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, as part of the new Nextdoor initiative, we are testing AI-powered experiences (such as an “Ask” surface) that can draw insights from users’ posts and comments about businesses and services in their neighborhoods and provide summarized recommendations in response to neighbor prompts. The reliance of these features on user-generated conversations exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency of AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. The recent releases of more capable general-purpose AI models by major providers also may enable bad actors to more effectively evade our content detection and classification systems, undermine trust and safety measures, or create harmful content at scale, including spam, synthetic media, deepfakes, and coordinated manipulation campaigns. Responding to these threats may increase our content moderation, safety, and enforcement costs and require ongoing investment in detection and provenance technologies. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain high-risk AI applications and imposes strict requirements on others, potentially requiring additional quality controls and regulatory submissions for our products. In the United States, there is no comprehensive federal AI law, but over half of states have enacted or proposed AI legislation, including the Colorado Artificial Intelligence Act (effective June 30, 2026), which regulates high-risk AI systems and imposes transparency obligations. Recently, the U.S. federal government has indicated it may seek to preempt states’ ability to regulate AI. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around applicable obligations, implementation, and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with requirements that vary over time and across jurisdictions, and unresolved issues around AI-related laws may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Such issues may also undermine the availability or functionality of third party AI tools or services that we deploy in order to operate our business or services that we offer to consumers. Any of these factors could adversely affect our business, operating results, and financial condition.

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
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of March 31, 2026, the Nextdoor platform was accessible in 11 countries (including the United States). We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We may require additional capital from equity or debt financing in the future to support our growth, fund our operations or to respond to competitive pressures or strategic opportunities. We may not be able to secure timely additional financing on favorable terms, if at all. The current macroeconomic environment may make it more difficult to raise additional capital on favorable terms, if at all. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership, and any new securities that we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us, if and when we require financing, our ability to grow or support our business and to respond to business challenges that we may face could be significantly limited.

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
Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain our key employees. Our employees may be more likely to leave if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase price of the shares or the exercise price of the options, or conversely, if the exercise price of the options that they hold is significantly above the market price of our Class A common stock. If we are unable to retain our employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results, and financial condition could be adversely affected.

Risks Related to Security and Technology
We are dependent on third-party software and service providers, including ads platforms and programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We rely on third-party software and service providers, including AWS, to provide systems, storage and services, including neighbor login authentication, for our website and third-party communications and email delivery services to send notifications and other messages to neighbors and advertisers. Any technical problem with, cyber-attack on or loss of access to such third parties’ systems, servers, or technologies could result in the inability of neighbors to access the Nextdoor platform or receive timely communications from us or result in the theft of neighbors’ personal information.
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
We utilize data center hosting facilities operated by AWS in various locations. We are unable to serve network traffic from back-up data center services. An unexpected disruption of services provided by these data centers could hamper our ability to handle existing or increased traffic, result in the loss of data or cause our platform to become unavailable, which may harm our reputation, business, operating results, and financial condition.
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
We collect, store and otherwise process personal data relating to a significant number of individuals such as our neighbors, employees and partners, including, but not limited to, neighbor contact details, network details, and location data. The evolution of information technology systems introduces unknown and complex security risks that can be unpredictable and difficult to defend against. Cyber-attacks continue to evolve in sophistication and volume, and inherently may be difficult to detect for long periods of time. More capable general-purpose AI models released by major providers that are or may soon become widely accessible to developers and end users have amplified, and will continue to amplify, the capabilities of threat actors, enabling more targeted and convincing phishing and social engineering campaigns, automated identification and exploitation of software vulnerabilities, the generation of novel malware and attack vectors, prompt injection attacks, automated reconnaissance, and the ability to conduct attacks at greater speed and scale than previously possible. These AI-enhanced threats may be more difficult to detect using traditional security measures and may require us to invest in additional defensive capabilities. In particular, social media companies, like us, are prone to cyber-attacks by third parties seeking unauthorized access to company or user data or to disrupt their ability to provide access to their products and services.

We take a variety of technical and organizational security measures and other measures to protect our data. Although we have implemented systems and processes that are designed to protect our data, prevent data loss, disable undesirable accounts and activities on our platform and prevent or detect security breaches, and maintain an information security policy, such measures cannot provide absolute security, and despite measures that we have or will in the future put in place, we may be unable to anticipate or prevent unauthorized access to such data. For example, computer malware, viruses, social engineering (such as spear phishing attacks), ransomware, and general hacking have become more prevalent in the industry, have occurred on our systems in the past, and are likely to occur on our systems in the future. In addition, we regularly encounter attempts to create false or undesirable accounts or take other actions on our platform for purposes such as spamming, spreading misinformation, or other objectionable ends. Our efforts to protect our data may also be unsuccessful due to software bugs or other technical malfunctions; employee, contractor, or vendor error or malfeasance; threat actors, nation-states and nation-state supported actors engaging in cyber-attacks; or other threats that evolve.
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
Our quarterly and annual operating results have fluctuated in the past and may fluctuate in the future. Additionally, we are continuing to scale our monetization efforts, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly and annual operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including, but not limited to:
•our ability to generate revenues from our platform;
•our ability to acquire, retain, and grow our neighbors and neighbor engagement on our platform;
•our ability to attract and retain advertisers;
•our ability to recognize revenue or collect payments from advertisers in a particular period;
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

We have a history of net losses and may experience net losses in the future, and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $11.4 million and $22.0 million for the three months ended March 31, 2026 and 2025, respectively. We have an accumulated deficit of $929.7 million as of March 31, 2026. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023, 2024, and 2025, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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

We are subject to various indirect non-income taxes, such as payroll, sales, use, value-added and goods and services taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may question, challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage neighbors from utilizing our platform or could otherwise harm our business, operating results, and financial condition. Evolving economic nexus and digital platform tax rules may expand our obligations in jurisdictions based on user activity, revenue, or other factors. Certain U.S. states and municipalities have enacted or are considering legislation that would impose new taxes on revenue derived from digital advertising services or social media platforms, which may be based on gross revenues and determined by user location or other allocation methodologies. The application of these rules to our business is uncertain and may result in increased tax expense, and significant compliance costs. The adoption of similar measures by additional jurisdictions could increase our overall tax burden and compliance costs.
Although we do not currently incur significant tax costs due to our history of operating losses, our tax liabilities may increase if our profitability increases in the future. In addition, our effective tax rate may change from year to year based on changes in the mix of activities and income allocated or earned among various jurisdictions, tax laws and the applicable tax rates in these jurisdictions (including future tax laws that may become material), tax treaties between countries, our eligibility for benefits under those tax treaties and the valuation of deferred tax assets and liabilities. Changes in the valuation of our deferred tax assets, and the resolution of uncertain tax positions could materially impact our effective tax rate. Such changes could result in an increase in the effective tax rate applicable to all or a portion of our income, which would negatively affect our financial results.

We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves.
On April 30, 2026, our Board of Directors authorized and approved a share repurchase program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2028, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. Although our Board of Directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including rising interest rates and inflation. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.

Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages could be asserted against us. Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content moderation, addictive or defective design, health warning labels on social media platforms, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. In addition, the integration of third-party news or alert content, introduced as part of the new Nextdoor initiative, may increase our exposure to inaccurate, misleading, or objectionable content, and may create additional challenges for content moderation. If we fail to adequately moderate or address problematic content, we could face reputational, legal, or regulatory risk. We may also receive statutory or regulatory scrutiny for our policies governing content and advertising on our platform. Responding to such scrutiny could require significant resources and any required changes to our operations may impact our business.
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
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the United States and the Electronic Commerce Directive (the “E-Commerce Directive”) in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by neighbors and advertisers or otherwise contributed by third parties to our platform.
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
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the E-Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see such protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for harms resulting from third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, courts have increasingly permitted negligence, product liability, failure-to-warn, and consumer protection claims against social media platforms to proceed on theories that target platform design choices and alleged misrepresentations about platform safety rather than user-generated content, and therefore may fall outside Section 230's protections. In March 2026, juries in separate proceedings found major social media platforms liable for negligently designing products alleged to be addictive to minors and for misleading consumers about child safety risks, with a substantial number of similar cases pending in federal multidistrict litigation. Although we are not a defendant in those proceedings, the underlying legal theories could be applied to any social media platform, and similar claims against us could result in significant litigation costs, damages, or required changes to our platform design. There are also legislative efforts to amend or sunset Section 230 of the CDA, which if successful could expose us to additional lawsuits and potential judgments that could significantly harm our business. In addition, the Federal Trade Commission has launched a public inquiry seeking information on technology platforms’ censorship efforts (including denial or degradation of services) based on the content of users’ speech or their affiliations, and how this conduct may have violated current law. We could incur significant costs investigating, defending, or otherwise responding to such claims and inquiries, and, if we are found liable, we may be subject to significant damages or the suspension of services or operations.
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability, safety, and transparency rules for online platforms, search engines, and other digital products and services. The DSA, which started to apply to our business in February 2024, has negatively impacted and may continue to negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, burdensome reporting obligations, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act (the “OSA”) became law. The OSA creates requirements around content moderation and handling illegal and harmful content and will require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, impose new obligations and liabilities on platforms with respect to certain types of harmful content and prohibitions on access by minors. In addition, several U.S. states and foreign countries have passed age verification laws to protect minors from harmful online content, especially adult material. These laws generally require websites and platforms to verify users' ages, or to verify parental consent, subject to methodological requirements that vary across jurisdictions, before allowing users to access our platforms or to access certain content. Many of these U.S. state laws are currently subject to legal challenge. Consequently, we may now be required in some U.S. states and are now required in some foreign countries to exclude current users from the platform based on age, to apply specified protections or features to user accounts associated with minors, or to include mandatory age verification in our user onboarding process, which may impede user growth or increase attrition. These existing and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our neighbors, employees and partners, where such personal information includes, but is not limited to, contact details, demographic information, network details, and location data. We are therefore subject to U.S. (federal, state, and local) and foreign laws and regulations regarding data privacy, security and protection, which apply to the processing of personal information. The regulatory frameworks for data privacy, security, and protection worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain, as current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data, for example through more burdensome notice or consent requirements, or more stringent use restrictions, that impact our use of advertising technologies or platform operations.
We have internal and publicly posted policies, statements and notices regarding our collection, processing, use, disclosure, deletion and security of personal and non-personal information, as well as individuals’ rights with respect to personal information, and in the event that a court or regulator finds these statements to be deceptive, unfair, inaccurate, inadequate, or misrepresentative of our actual practices, we could be exposed to legal or regulatory liability. Any such proceedings or violations could force us to spend money in investigation, mitigation, defense, or settlement, result in the imposition of monetary liability or demands for injunctive relief, divert management's time and attention, increase our costs of doing business, and adversely affect our reputation. Furthermore, the uncertain and shifting regulatory environment and trust climate may cause concerns regarding privacy and data protection and may cause our customers to resist providing the data necessary to allow them to use our services effectively. Although we endeavor to comply with our public statements and policies, we may at times fail to do so or be accused of having failed to do so. The publication of our privacy policies and notices that provide commitments about data privacy, security, and protection can subject us to potential actions if they are found to be deceptive, unfair, or otherwise misrepresent our actual practices, which could materially and adversely affect our business, operating results, and financial condition.
In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including more than twenty U.S. states that have enacted comprehensive consumer privacy laws, with additional states expected to follow. In California, for example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of the sale or sharing of their personal information (as those terms are understood under the CCPA). Additionally, California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities for targeted marketing and personalized advertising. Furthermore, the California Privacy Protection Agency, which administers and enforces the CCPA, has leveraged its rulemaking authority to impose new regulations impacting covered businesses, with additional obligations coming into effect over the next several years, including independent cybersecurity audits, comprehensive risk assessments for certain personal information processing activities, and requirements for the use of automated decision making technologies (“ADMT”) for significant decisions affecting individuals. The CCPA also prohibits covered businesses from discriminating against consumers for exercising any rights established under the CCPA — prohibiting, for example, unjustified increased fees for individuals who opt out of the sale of their personal information. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Nearly half of U.S. states have also passed comparable legislation, with several such state laws imposing unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and there have been numerous attempts to introduce privacy legislation at the federal level. Compliance with existing laws, any newly enacted privacy, security, and data protection laws or regulations, browser-level opt out requirements, cybersecurity audit obligations, risk assessment mandates, and ADMT requirements may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies, incur substantial costs and potential liability, and make significant modifications to our advertising technologies and business model in an effort to comply with such legislation.
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
Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to PIPEDA, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. Further, Canada’s legislature proposed amendments to PIPEDA, but the adoption of those amendments remains uncertain since the election of a new Canadian government in April 2025. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. Since late 2025, the Australian Parliament has proposed further privacy reforms, which remain under consideration, and the Office of the Australian Information Commissioner published updated APP Guidelines and enforcement guidance. In the European Union, we are subject to the EU GDPR, and in the United Kingdom we are subject to the UK GDPR. The GDPR and UK GDPR each imposes a strict data protection compliance regime, grants rights to data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests). The UK GDPR was modified by the Data (Use and Access) Act, adopted June 19, 2025, with provisions coming into effect over time, including enhanced enforcement powers granted to the UK Information Commissioner’s Office as of February 5, 2026.
The GDPR prohibits transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commissioner’s Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework) are subject to legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom and Switzerland), and we currently self-certify to the EU-US Data Privacy Framework and the UK Extension to the EU-US Data Privacy Framework, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
The global expansion of artificial intelligence laws has the potential to restrict or impose supplementary obligations on our utilization of this technology. For example, the EU AI Act, which entered into force on August 1, 2024, establishes obligations for entities engaged in the development and deployment of AI systems, certain of which have already taken effect, including prohibitions on specified AI practices and requirements for general-purpose AI models, with additional obligations, including requirements for high-risk AI systems and transparency obligations, expected to apply beginning in August 2026. The legislation employs a risk-based methodology, prohibits specified high-risk AI practices, and mandates requirements for the deployment of general-purpose AI with respect to transparency, data governance, and human oversight. Further, although the EU AI Act is currently in effect, its precise obligations are subject to change as EU lawmakers consider and negotiate amendments through the Omnibus Package on AI. Our compliance efforts may require us to modify our use of AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
We are also subject to evolving laws on cookies and e-marketing. In the European Union and the United Kingdom, informed consent is required for the placement of certain cookies or similar technologies on a user’s device as well as for direct electronic marketing communications. Further, under the GDPR, valid consent is tightly defined, including a prohibition on pre-checked consents, and the European Union and United Kingdom require organizations to obtain separate consents for each type of cookie or similar technology, or for particularized uses of personal data. In this EU, modifications to these rules have been proposed under the Digital Legislative Package, published November 19, 2025, which remains under consideration. U.S. regulators are also increasingly focused on the use of cookies for targeted advertising. If regulators start to enforce strict approaches regarding the use of cookies, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand neighbors.
While we have put in efforts to comply with these regulations, the uncertainty surrounding enforcement and evolving legal landscapes could change our compliance status. Similarly, there are a number of legislative proposals in the jurisdictions where we operate that could impose new obligations or limitations in areas affecting our business.
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree, variety, and enforcement of regulation increases, our business grows and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector with greater resources. Even though we communicate with lawmakers and regulators in countries and regions in which we conduct business, and despite having a dedicated team to monitor legal and regulatory developments, any failure or perceived failure of compliance on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. Furthermore, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely.
We are currently, and in the future may be, involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, consumer protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 6, Commitments and Contingencies, to the consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.

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
As a public company, we incur and expect to continue to incur significant accounting, legal and various other expenses. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the NYSE and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we have and will continue to, among other things:
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of March 31, 2026. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of March 31, 2026, we had 250,105,089 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation and Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Sales of Unregistered Securities
None.

Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2026 to January 31, 2026	3,173,392	$1.95	3,173,392	$72,206
February 1, 2026 to February 28, 2026	5,664,777	$1.76	5,664,777	$62,258
March 1, 2026 to March 31, 2026	8,154,813	$1.53	8,154,813	$—
Total	16,992,982		16,992,982
(1) On May 31, 2022, our Board of Directors authorized and approved a share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. On February 21, 2024, our Board of Directors authorized and approved an increase of $150.0 million to this share repurchase program and extended the expiration date to March 31, 2026. This share repurchase program expired on March 31, 2026.
(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act.
In April 2026, the Company’s Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of the Company’s Class A common stock, with the authorization to expire on June 30, 2028. The timing of any repurchases will depend on market conditions and other investment opportunities, and will be made at the Company’s discretion. The program does not obligate us to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our officers (as defined in Rule 16a-1(f) under the Exchange Act) (“Section 16 officers”) are only permitted to trade in our securities pursuant to a prearranged trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). During the three months ended March 31, 2026, none of our Section 16 officers or our directors adopted or terminated a Rule 10b5-1 Plan.

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
Date: May 6, 2026

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Indrajit Ponnambalam
Name:	Indrajit Ponnambalam
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)