Form 10-Q
period 2026-06-30
Nextdoor Holdings, Inc.
filed 2026-08-04
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, there were 259,381,559 shares of the registrant’s Class A common stock outstanding and 127,466,843 shares of the registrant’s Class B common stock outstanding.

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

•Unauthorized scraping or use of content from our platform, including for AI model training, could diminish the value of our platform and harm our business.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of June 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$63,551	$63,341
Marketable securities	314,422	341,429
Accounts receivable, net of allowance of $517 and $491 as of June 30, 2026 and December 31, 2025, respectively	37,974	34,385
Prepaid expenses and other current assets	9,739	9,084
Total current assets	425,686	448,239
Restricted cash, non-current	8,156	8,379
Property and equipment, net	1,282	1,639
Operating lease right-of-use assets	10,039	11,575
Goodwill	1,211	1,211
Other assets	15,490	15,760
Total assets	$461,864	$486,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,266	$2,498
Operating lease liabilities, current	8,842	8,900
Accrued expenses and other current liabilities	20,982	20,550
Total current liabilities	32,090	31,948
Operating lease liabilities, non-current	18,854	23,351
Other liabilities, non-current	294	221
Total liabilities	51,238	55,520
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 255,064 and 262,446 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	26	26
Class B common stock, $0.0001 par value; 500,000 shares authorized, 127,492 and 127,681 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	1,342,480	1,347,968
Accumulated other comprehensive income (loss)	(67)	1,563
Accumulated deficit	(931,826)	(918,287)
Total stockholders’ equity	410,626	431,283
Total liabilities and stockholders’ equity	$461,864	$486,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$74,554	$65,093	$136,223	$119,269
Costs and expenses:
Cost of revenue	11,475	10,643	22,523	20,090
Research and development	32,985	34,622	65,001	68,116
Sales and marketing	21,054	24,334	40,700	46,446
General and administrative	14,706	15,770	28,995	31,906
Total costs and expenses	80,220	85,369	157,219	166,558
Loss from operations	(5,666)	(20,276)	(20,996)	(47,289)
Interest income	3,834	4,774	7,870	9,756
Other income, net	4	408	18	628
Loss before income taxes	(1,828)	(15,094)	(13,108)	(36,905)
Provision for income taxes	294	268	431	409
Net loss	$(2,122)	$(15,362)	$(13,539)	$(37,314)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.01)	$(0.04)	$(0.04)	$(0.10)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	381,056	382,709	383,923	383,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(2,122)	$(15,362)	$(13,539)	$(37,314)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	11	(31)	(52)	(28)
Change in unrealized gain (loss) on available-for-sale marketable securities	(421)	136	(1,578)	420
Total other comprehensive income (loss)	$(410)	$105	$(1,630)	$392
Comprehensive loss	$(2,532)	$(15,257)	$(15,169)	$(36,922)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2026	250,105	$25	127,511	$13	$1,330,804	$343	$(929,704)	$401,481
Release of restricted stock units, net of tax withholdings	4,669	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(3,703)	—	—	(3,703)
Repurchase of common stock	—	—	—	—	—	—	—	—
Conversion from Class B to Class A common stock	19	—	(19)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	271	1	—	—	506	—	—	507
Stock-based compensation	—	—	—	—	14,873	—	—	14,873
Other comprehensive loss	—	—	—	—	—	(410)	—	(410)
Net loss	—	—	—	—	—	—	(2,122)	(2,122)
Balances as of June 30, 2026	255,064	$26	127,492	$13	$1,342,480	$(67)	$(931,826)	$410,626

	Three Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of March 31, 2025	235,007	$23	147,882	$15	$1,320,862	$1,204	$(886,035)	$436,069
Release of restricted stock units, net of tax withholdings	4,047	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(3,156)	—	—	(3,156)
Repurchase of common stock	(3,689)	—	—	—	(5,398)	—	—	(5,398)
Conversion from Class B to Class A common stock	13	—	(13)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	137	1	—	—	167	—	—	168
Stock-based compensation	—	—	—	—	17,107	—	—	17,107
Other comprehensive income	—	—	—	—	—	105	—	105
Net loss	—	—	—	—	—	—	(15,362)	(15,362)
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533

	Six Months Ended June 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	262,446	$26	127,681	$13	$1,347,968	$1,563	$(918,287)	$431,283
Release of restricted stock units, net of tax withholdings	8,145	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(8,470)	—	—	(8,470)
Repurchase of common stock	(16,993)	(1)	—	—	(28,658)	—	—	(28,659)
Conversion from Class B to Class A common stock	189	—	(189)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	969	1	—	—	1,587	—	—	1,588
Issuance of common stock under employee stock purchase plan	308	—	—	—	418	—	—	418
Stock-based compensation	—	—	—	—	29,635	—	—	29,635
Other comprehensive loss	—	—	—	—	—	(1,630)	—	(1,630)
Net loss	—	—	—	—	—	—	(13,539)	(13,539)
Balances as of June 30, 2026	255,064	$26	127,492	$13	$1,342,480	$(67)	$(931,826)	$410,626

	Six Months Ended June 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	7,922	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(9,175)	—	—	(9,175)
Repurchase of common stock	(8,409)	—	—	—	(14,528)	—	—	(14,528)
Conversion from Class B to Class A common stock	10,265	1	(10,265)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	840	1	—	—	1,758	—	—	1,759
Issuance of common stock under employee stock purchase plan	409	—	—	—	713	—	—	713
Stock-based compensation	—	—	—	—	34,198	—	—	34,198
Other comprehensive income	—	—	—	—	—	392	—	392
Net loss	—	—	—	—	—	—	(37,314)	(37,314)
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(13,539)	$(37,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	685	1,058
Stock-based compensation	29,635	34,198
Accretion of investments	(440)	(1,378)
Other	91	(175)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,615)	4,236
Prepaid expenses and other assets	(426)	1,008
Operating lease right-of-use assets	1,536	1,404
Accounts payable	(277)	3,892
Operating lease liabilities	(4,555)	(4,093)
Accrued expenses and other liabilities	505	478
Net cash provided by operating activities	9,600	3,314
Cash flows from investing activities
Purchases of property and equipment	(243)	(337)
Purchases of marketable securities	(122,088)	(155,010)
Sales of marketable securities	69,455	88,484
Maturities of marketable securities	78,438	98,516
Net cash provided by investing activities	25,562	31,653
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	1,588	1,759
Proceeds from issuance of common stock under employee stock purchase plan	418	713
Tax withholdings on restricted stock units	(8,470)	(9,175)
Repurchase of common stock	(28,659)	(14,528)
Net cash used in financing activities	(35,123)	(21,231)
Effect of exchange rate changes on cash and cash equivalents	(52)	(28)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(13)	13,708
Cash, cash equivalents, and restricted cash at beginning of period	71,720	56,721
Cash, cash equivalents, and restricted cash at end of period	$71,707	$70,429
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$63,551	$62,050
Restricted cash, non-current	8,156	8,379
Total cash, cash equivalents, and restricted cash	$71,707	$70,429

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

Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of June 30, 2026 and December 31, 2025, deferred revenue was $6.9 million and $8.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of each period was $3.4 million and $2.1 million, respectively. For the six months ended June 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of each period was $3.9 million and $2.8 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$26,845	$—	$—	$26,845
Corporate bonds	1,247	—	—	1,247
Total cash equivalents	28,092	—	—	28,092
Marketable securities:
Certificates of deposit	1,277	—	—	1,277
Commercial paper	9,643	—	(12)	9,631
Corporate bonds	257,901	202	(445)	257,658
U.S. Treasury securities	14,226	—	(81)	14,145
Asset-backed securities	31,711	30	(30)	31,711
Total marketable securities	314,758	232	(568)	314,422
Total	$342,850	$232	$(568)	$342,514

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$29,023	$—	$—	$29,023
Total cash equivalents	29,023	—	—	29,023
Marketable securities:
Certificates of deposit	905	—	—	905
Commercial paper	1,862	1	—	1,863
Corporate bonds	286,553	1,048	(15)	287,586
U.S. Treasury securities	6,720	36	—	6,756
Asset-backed securities	44,147	172	—	44,319
Total marketable securities	340,187	1,257	(15)	341,429
Total	$369,210	$1,257	$(15)	$370,452
All marketable securities are designated as available-for-sale securities as of June 30, 2026 and December 31, 2025. No investments had been in an unrealized loss position for greater than 12 months as of June 30, 2026 and December 31, 2025.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of June 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$96,353	$96,400
Due after one to three years	218,405	218,022
Total	$314,758	$314,422

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$113,832	$114,172
Due after one to three years	226,355	227,257
Total	$340,187	$341,429

Note 5. Fair Value Measurements
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of June 30, 2026 and December 31, 2025. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$26,845	$—	$26,845
Corporate bonds	—	1,247	1,247
Total cash equivalents	26,845	1,247	28,092
Marketable securities:
Certificates of deposit	—	1,277	1,277
Commercial paper	—	9,631	9,631
Corporate bonds	—	257,658	257,658
U.S. Treasury securities	—	14,145	14,145
Asset-backed securities	—	31,711	31,711
Total marketable securities	—	314,422	314,422
Total cash equivalents and marketable securities	$26,845	$315,669	$342,514

	As of December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,023	$—	$29,023
Total cash equivalents	29,023	—	29,023
Marketable securities:
Certificates of deposit	—	905	905
Commercial paper	—	1,863	1,863
Corporate bonds	—	287,586	287,586
U.S. Treasury securities	—	6,756	6,756
Asset-backed securities	—	44,319	44,319
Total marketable securities	—	341,429	341,429
Total cash equivalents and marketable securities	$29,023	$341,429	$370,452

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
In June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of June 30, 2026, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
The following tables present the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of June 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,234	$14,234

	As of December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,181	$14,181
As of June 30, 2026 and December 31, 2025, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 6. Leases
During the second quarter of 2026, the Company entered into two operating lease agreements for office facilities in New York, New York and Dallas, Texas with aggregate future lease payments of approximately $10.7 million. The leases had not yet commenced as of June 30, 2026, and accordingly, no right-of-use assets or lease liabilities have been recorded on the condensed consolidated balance sheets as of that date. The leases are expected to commence in the second half of 2026, with lease terms ranging from approximately five to eight years. The Company's lease agreements generally do not contain any residual value guarantees or material restrictive covenants.
Note 7. Commitments and Contingencies
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of June 30, 2026.
The matters discussed below summarize the Company’s current significant ongoing pending legal proceedings as of June 30, 2026.
Class Action Litigation

On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025, following which discovery commenced. The Company filed an amended answer on December 12, 2025. On February 17, 2026, the plaintiffs filed an amended complaint, which brings the same claims and seeks the same relief as did the consolidated complaint. The Company filed a motion to dismiss the amended complaint on April 6, 2026. Briefing on the motion to dismiss is complete, and a hearing is scheduled for September 28, 2026.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. For the three and six months ended June 30, 2026 and 2025, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. At inception of the indemnification arrangements, the Company determined the fair value of the stand ready obligations was not material. The Company continues to evaluate these stand ready obligations, no liabilities are recorded for these agreements as of June 30, 2026 and December 31, 2025. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
Note 8. Stockholders’ Equity
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
2021 Employee Stock Purchase Plan

In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the six months ended June 30, 2026 and 2025, 307,511 and 408,404 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three months ended June 30, 2026, the Company did not repurchase or retire any shares of Class A common stock. During the six months ended June 30, 2026, the Company repurchased and retired 16,992,982 shares of Class A common stock at an average purchase price of $1.69 per share for an aggregate repurchase price of $28.7 million. During the three and six months ended June 30, 2025, the Company repurchased and retired 3,688,863 and 8,409,278 shares of Class A common stock at an average purchase price of $1.46 and $1.72 per share for an aggregate repurchase price of $5.4 million and $14.5 million, respectively. As of June 30, 2026, the Company had $100.0 million available for future share repurchases under the share repurchase program.
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
A summary of the Company’s stock option activity for the six months ended June 30, 2026 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	12,914	$2.73	4.4	$1,461
Options granted	—	$—
Options exercised	(969)	$1.64
Options forfeited or expired	(1,722)	$3.57
Outstanding at June 30, 2026	10,223	$2.69	4.3	$1,389
Exercisable at June 30, 2026	10,223	$2.69	4.3	$1,389
Vested or expected to vest at June 30, 2026	10,223	$2.69	4.3	$1,389

The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The intrinsic value of the options exercised was $0.3 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. No options were granted during the six months ended June 30, 2026 and 2025.

A summary of the Company’s RSU activity for the six months ended June 30, 2026 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	47,101	$1.95
RSUs granted	37,510	$1.75
RSUs vested	(13,012)	$2.05
RSUs forfeited	(3,927)	$1.74
Unvested at June 30, 2026	67,672	$1.83

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
The aggregate grant date fair value of the 2026 and 2025 PSUs was $14.9 million and $2.6 million, respectively, calculated using a Monte Carlo simulation model and recognized over the respective requisite service periods using the graded-vesting method. Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three and six months ended June 30, 2026, the Company recognized $1.9 million and $3.3 million of stock-based compensation expense related to PSUs, respectively. For the three and six months ended June 30, 2025, the Company recognized $0.8 million and $2.0 million of stock-based compensation expense related to PSUs, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

	Six Months Ended June 30,
	2026	2025
Expected volatility	63.9% - 65.4%	66.5%
Expected term (in years)	3.8 - 3.9	4.9
Risk-free interest rate	3.6% - 3.9%	4.1%
Expected dividend yield	—	—

Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$555	$739	$1,177	$1,484
Research and development	8,039	9,676	16,402	18,864
Sales and marketing	2,028	2,223	3,963	4,695
General and administrative	4,251	4,469	8,093	9,155
Total	$14,873	$17,107	$29,635	$34,198
As of June 30, 2026, there was $102.0 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.4 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(1,412)	$(710)	$(9,426)	$(5,936)	$(9,041)	$(4,498)	$(22,627)	$(14,687)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	253,561	127,495	234,834	147,875	256,379	127,544	232,567	150,950
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.10)	$(0.10)
The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of June 30,
	2026	2025
Outstanding stock options	10,223	14,460
Unvested RSUs(1)	55,135	54,877
Shares issuable pursuant to the ESPP	1,217	1,461
Total	66,575	70,798
(1) Excludes 12,537,670 and 5,732,025 shares of Class A common stock related to outstanding market-based PSUs as of June 30, 2026 and 2025, respectively, as the market conditions required for vesting had not been achieved as of such dates.
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

The Company recorded an income tax expense for the three months ended June 30, 2026 and 2025 of $0.3 million and $0.3 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the six months ended June 30, 2026 and 2025 of $0.4 million and $0.4 million, respectively, both of which were primarily related to foreign taxes.
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
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$71,691	$62,832	$131,054	$114,733
International	2,863	2,261	5,169	4,536
Total	$74,554	$65,093	$136,223	$119,269

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
Key business metrics and financial results as of and for the three months ended June 30, 2026 are as follows:
•Platform weekly active users (“Platform WAU”) was 22.9 million, an increase of 5% compared to the three months ended June 30, 2025.
•Average revenue per platform weekly active user (“Platform ARPU”) was $3.26, an increase of 9% compared to the three months ended June 30, 2025.
•Revenue was $74.6 million, an increase of 15% compared to the three months ended June 30, 2025.
•Total costs and expenses were $80.2 million, a decrease of 6% compared to the three months ended June 30, 2025.
•Net loss decreased 86% to $2.1 million, compared to a net loss of $15.4 million for the three months ended June 30, 2025.
•Adjusted EBITDA was $9.5 million, compared to a loss of $2.2 million for the three months ended June 30, 2025.
•Cash, cash equivalents, and marketable securities were $378.0 million as of June 30, 2026.
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
Our Platform WAU for the three months ended June 30, 2026 and 2025 was 22.9 million and 21.8 million, respectively, which represents a 5% increase period over period.

Quarterly Average Platform WAU
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
22.0
21.8
21.6
21.0
22.3
22.9
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the three months ended June 30, 2026 and 2025 was $3.26 and $2.99, respectively.
Quarterly Platform ARPU

$4.00
$3.00
$2.00
$1.00
$—
$2.46
$2.99
$3.19
$3.31
$2.77
$3.26
Q1'25
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26

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
Performance marketing costs related to local business acquisition largely consist of digital advertising and, to a lesser extent, direct mail campaigns. Performance marketing costs related to user acquisition largely consist of digital advertising. Fluctuations in our performance marketing expenses are driven by a variety of factors, including but not limited to: our target geographies, whether we are acquiring users or businesses, assessment of return on investment of marketing spend, strategic priorities, and seasonal factors.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Revenue	$74,554	$65,093	$136,223	$119,269
Costs and expenses(1):
Cost of revenue	11,475	10,643	22,523	20,090
Research and development	32,985	34,622	65,001	68,116
Sales and marketing	21,054	24,334	40,700	46,446
General and administrative	14,706	15,770	28,995	31,906
Total costs and expenses	80,220	85,369	157,219	166,558
Loss from operations	(5,666)	(20,276)	(20,996)	(47,289)
Interest income	3,834	4,774	7,870	9,756
Other income, net	4	408	18	628
Loss before income taxes	(1,828)	(15,094)	(13,108)	(36,905)
Provision for income taxes	294	268	431	409
Net loss	$(2,122)	$(15,362)	$(13,539)	$(37,314)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$555	$739	$1,177	$1,484
Research and development	8,039	9,676	16,402	18,864
Sales and marketing	2,028	2,223	3,963	4,695
General and administrative	4,251	4,469	8,093	9,155
Total	$14,873	$17,107	$29,635	$34,198
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(as a percentage of total revenue)	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	15	16	17	17
Research and development	44	53	48	57
Sales and marketing	28	37	30	39
General and administrative	20	24	21	27
Total costs and expenses	108	131	115	140
Loss from operations	(8)	(31)	(15)	(40)
Interest income	5	7	6	8
Other income, net	—	1	—	1
Loss before income taxes	(2)	(23)	(10)	(31)
Provision for income taxes	—	—	—	—
Net loss	(3)%	(24)%	(10)%	(31)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue	$74,554	$65,093	$9,461	15%	$136,223	$119,269	$16,954	14%
Revenue increased by $9.5 million, or 15%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to increased advertiser spending and an increase in the number of active users, as measured by a 5% increase in Q2 Platform WAU.
Revenue increased by $17.0 million, or 14%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to increased advertiser spending and an increase in the number of active users, as measured by a 5% increase in Q2 Platform WAU.
Cost of revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$11,475	$10,643	$832	8%	$22,523	$20,090	$2,433	12%
Cost of revenue increased by $0.8 million, or 8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to a $1.3 million increase in third-party hosting costs, partially offset by a $0.4 million decrease in allocated personnel-related costs.
Cost of revenue increased by $2.4 million, or 12%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $2.7 million increase in third-party hosting costs and a $0.4 million increase in third-party costs associated with delivering and supporting our advertising services, partially offset by a $0.7 million decrease in allocated personnel-related costs.
Research and development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Research and development	$32,985	$34,622	$(1,637)	(5)%	$65,001	$68,116	$(3,115)	(5)%
Research and development expenses decreased by $1.6 million, or 5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $2.7 million decrease in personnel-related costs driven by a decrease in headcount and a $0.4 million decrease in professional service fees, partially offset by a $1.5 million increase in third-party software costs.
Research and development expenses decreased by $3.1 million, or 5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $4.9 million decrease in personnel-related costs driven by a decrease in headcount and a $0.8 million decrease in professional service fees, partially offset by a $2.6 million increase in third-party software costs.

Sales and marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Personnel-related and other	$15,394	$18,195	$(2,801)	(15)%	$29,783	$34,926	$(5,143)	(15)%
Brand and performance marketing	3,322	3,658	(336)	(9)%	6,243	6,404	(161)	(3)%
Neighbor services	2,338	2,481	(143)	(6)%	4,674	5,116	(442)	(9)%
Total sales and marketing	$21,054	$24,334	$(3,280)	(13)%	$40,700	$46,446	$(5,746)	(12)%
Sales and marketing expenses decreased by $3.3 million, or 13%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $2.8 million decrease in personnel-related costs driven by a decrease in headcount.
Sales and marketing expenses decreased by $5.7 million, or 12%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $5.1 million decrease in personnel-related costs driven by a decrease in headcount.
General and administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General and administrative	$14,706	$15,770	$(1,064)	(7)%	$28,995	$31,906	$(2,911)	(9)%
General and administrative expenses decreased by $1.1 million, or 7%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $1.0 million decrease in personnel-related costs driven by a decrease in headcount.
General and administrative expenses decreased by $2.9 million, or 9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $2.5 million decrease in personnel-related costs driven by a decrease in headcount and a $0.3 million decrease in professional service fees.
Interest income

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest income	$3,834	$4,774	$(940)	(20)%	$7,870	$9,756	$(1,886)	(19)%
Interest income decreased by $0.9 million, or 20%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Interest income decreased by $1.9 million, or 19%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income, net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Other income, net	$4	$408	$(404)	(99)%	$18	$628	$(610)	(97)%

Other income, net decreased by $0.4 million, or 99%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other income, net decreased by $0.6 million, or 97%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$294	$268	$26	10%	$431	$409	$22	5%
Provision for income taxes increased by less than $0.1 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase in foreign income tax expenses.

Provision for income taxes increased by less than $0.1 million, or 5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to an increase in foreign income tax expenses.

Liquidity and Capital Resources
We have historically generated negative cash flows from operations until recent periods, and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from our business combination with Khosla Ventures Acquisition Co. II, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $931.8 million as of June 30, 2026. These losses are attributable to investments made in supporting the growth of our business, and we expect them to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of June 30, 2026, we had $378.0 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, any repurchase of shares we may make from time to time, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

In May 2022, our Board of Directors authorized and approved a share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases depended on market conditions and other investment opportunities, and repurchases were made at our discretion. This share repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program could be extended, modified, suspended, or discontinued at any time. In February 2024, our Board of Directors authorized and approved an increase of $150.0 million to the share repurchase program and extended the expiration date to March 31, 2026. In April 2026, our Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2028. During the three months ended June 30, 2026, we did not repurchase or retire any shares of Class A common stock. During the six months ended June 30, 2026, we repurchased and retired 16,992,982 shares of Class A common stock at an average purchase price of $1.69 per share for an aggregate repurchase price of $28.7 million. As of June 30, 2026, we had $100.0 million available for future share repurchases under the share repurchase program.

For more information regarding our commitments related to executed leases that have not yet commenced, refer to Note 6, Leases, to our unaudited condensed consolidated financial statements in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$9,600	$3,314
Net cash provided by investing activities	$25,562	$31,653
Net cash used in financing activities	$(35,123)	$(21,231)
Operating activities
Cash provided by operating activities during the six months ended June 30, 2026 was $9.6 million which resulted from a net loss of $13.5 million, adjusted for non-cash charges of $30.0 million and net cash outflows of $6.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $29.6 million of stock-based compensation expense and $0.7 million of depreciation and amortization expense, partially offset by $0.4 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $4.6 million decrease in operating lease liabilities due to lease payments, a $3.6 million increase in accounts receivable, a $0.4 million increase in prepaid expenses and other assets, and a $0.3 million decrease in accounts payable. These amounts were partially offset by a $1.5 million decrease in operating lease right-of-use assets due to normal amortization and a $0.5 million increase in accrued expenses and other liabilities.
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
Investing activities
Cash provided by investing activities for the six months ended June 30, 2026 was $25.6 million, which consisted of proceeds from maturities of marketable securities of $78.4 million and proceeds from sales of marketable securities of $69.5 million. This was partially offset by purchases of marketable securities of $122.1 million.
Cash provided by investing activities for the six months ended June 30, 2025 was $31.7 million, which consisted of proceeds from maturities of marketable securities of $98.5 million and proceeds from sales of marketable securities of $88.5 million. This was partially offset by purchases of marketable securities of $155.0 million and purchases of property and equipment of $0.3 million.
Financing activities
Cash used in financing activities for the six months ended June 30, 2026 was $35.1 million, which consisted of repurchases of common stock of $28.7 million and tax withholdings on release of restricted stock units of $8.5 million. This was partially offset by proceeds from the issuance of common stock upon exercise of stock options of $1.6 million and proceeds from the issuance of common stock under the employee stock purchase plan of $0.4 million.
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
The following is a reconciliation of net loss, the most comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(2,122)	$(15,362)	$(13,539)	$(37,314)
Depreciation and amortization	329	514	685	1,058
Stock-based compensation	14,873	17,107	29,635	34,198
Interest income	(3,834)	(4,774)	(7,870)	(9,756)
Provision for income taxes	294	268	431	409
Adjusted EBITDA	$9,540	$(2,247)	$9,342	$(11,405)
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
Interest Rate Risk
As of June 30, 2026, we had cash, cash equivalents, and marketable securities of $378.0 million. Our cash and cash equivalents consist of cash held in banks, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
Foreign Currency Risk
The functional currency of our international subsidiaries is generally their local currency. Our sales are typically denominated in the local currency of the country in which the sale was made. The majority of our revenue is denominated in U.S. Dollars. As such, our revenue is not currently exposed to significant foreign currency risk. Our operating expenses are generally denominated in the currency of the countries in which the operations are located, and are subject to fluctuations due to changes in foreign currency exchange rates, particularly the British Pound, the Euro, the Canadian Dollar, and the Australian Dollar. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our unaudited condensed consolidated financial statements for the periods presented. To date, we have not had a formal hedging program with respect to foreign currency, but we may do so in the future if our exposure to foreign currency should become more significant.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the European Union’s Regulation (EU) 2016/679 (General Data Protection Regulation) (“EU GDPR”) and the United Kingdom’s Data Protection Act 2018 and UK General Data Protection Regulation (“UK GDPR” and the foregoing, collectively, “GDPR”), the European Union’s AI Act, European Directive 2002/58/EC (the “ePrivacy Directive”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), Australia’s Privacy Act 1988 along with the 2024 reforms thereto and the Australian Privacy Principles (“APPs”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) in California, and comparable U.S. state privacy laws in over a third of all other states, or changes to third-party policies.
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings is dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continues to grow and evolve, as the usage patterns of our communities continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, ongoing and future geopolitical conflicts (including the conflict involving Iran), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, a substantial number of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

In addition, we integrate third-party AI models and tools into our platform and internal systems, which may expose us to risks including supply-chain compromise, model poisoning, prompt injection attacks and vulnerabilities inherent in large-language-model-integrated application attack surfaces. The increasing deployment of agentic AI systems, which can autonomously execute multi-step tasks and interact with external services, may introduce additional risks, including the potential for AI agents to be exploited by bad actors to facilitate cyberattacks, vulnerability discovery, and other malicious activities at greater speed and scale than previously possible. If the third-party AI models we rely upon are compromised or behave unexpectedly, our platform features could be degraded or exploited for malicious purposes, and we could face operational disruption, reputational harm, or regulatory liability.

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

Further, as we have grown, our business has become increasingly complex and may require more resources. To manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and controls, and our ability to manage headcount, capital, and processes in an efficient and appropriate manner. Failure to manage growth effectively could result in increases in costs, difficulties in introducing new products and services or enhancing the platform, loss of neighbors and advertisers, or other operational difficulties, any of which could adversely affect our business, operating results, and financial condition. For example, as we expand our product offerings, we may not be able to do so cost-effectively. Effectively managing our growth may also be more difficult to accomplish the longer that our employees, our advertisers, neighbors and the overall economy are impacted due to macroeconomic conditions and factors, including but not limited to the impacts related to the actual or perceived instability in the global banking system, labor shortages, supply chain disruptions, a potential recession, the implementation of tariffs by the United States, China, or other governments, changing interest rates and inflation, and ongoing and future geopolitical conflicts (including the conflict involving Iran).

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
We are continuing to make investments in AI initiatives, including AI solutions to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or privacy and security risks, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, as part of the new Nextdoor initiative, we are testing AI-powered experiences (such as an “Ask” surface) that can draw insights from users’ posts and comments about businesses and services in their neighborhoods and provide summarized recommendations in response to neighbor prompts. The reliance of these features on user-generated conversations exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency for AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. The recent releases of more advanced general-purpose AI models by major providers also may enable bad actors to more effectively evade our content detection and classification systems, undermine trust and safety measures, or create harmful content at scale, including spam, synthetic media, deepfakes, and coordinated manipulation campaigns. Responding to these threats may increase our content moderation, safety, and enforcement costs and require ongoing investment in detection and provenance technologies. We have begun deploying AI-based tools to assist with content moderation on our platform. These tools may not identify all policy-violating content and may incorrectly flag or remove content that does not violate our policies, which could frustrate neighbors, remove non-violative content, reduce engagement, or attract regulatory scrutiny. If our AI content moderation tools are perceived as censoring legitimate expression, we could face regulatory action or reputational harm that reduces neighbor trust and engagement. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU Artificial Intelligence Act prohibits certain AI practices deemed to pose unacceptable risks, such as manipulative techniques and social scoring, and imposes transparency and compliance requirements on high-risk AI systems and general-purpose AI models, which may require us to implement additional controls, documentation, or disclosures for certain AI applications. In the United States, there is no comprehensive federal AI law, but a growing number of states have enacted or proposed AI legislation. The U.S. federal government has also signaled interest in developing a federal AI framework that could potentially preempt certain state AI laws. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around applicable obligations, implementation, and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with requirements that vary over time and across jurisdictions, and unresolved issues around AI-related laws may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Such issues may also undermine the availability or functionality of third party-AI tools or services that we deploy in order to operate our business or services that we offer to consumers. Any of these factors could adversely affect our business, operating results, and financial condition.
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
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of June 30, 2026, the Nextdoor platform was accessible in 11 countries (including the United States). We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial conditions will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
Unauthorized scraping or use of content from our platform, including for AI model training, could diminish the value of our platform and harm our business.
The content generated by our neighbors, including neighborhood discussions, local business reviews, recommendations, and community insights, is a valuable element of our platform. Third parties, including developers of artificial intelligence and large language models, may attempt to scrape, collect, or otherwise access and use this content without our authorization, including to train AI models that may then compete with our platform or diminish the value of the unique local information available on our service. The increasing prevalence of AI-powered products has exacerbated the risk of unauthorized data scraping, as web scraping is a common method for gathering data used to train AI models, and several high-profile lawsuits involving unauthorized use of content for AI training are currently pending in U.S. courts. If third parties successfully extract and use our platform content, the proprietary value of our local content could be diminished, our neighbors' privacy expectations could be violated, and competitors or AI-powered search and discovery tools could provide substantially similar local information without directing users to our platform. Although we employ technical and contractual measures to restrict unauthorized access to our platform data, including restrictions in our terms of service and technical controls such as rate limiting and bot detection, these measures may not be fully effective, and recent case law has created uncertainty regarding the enforceability of terms of service restrictions on scraping publicly accessible data. In addition, emerging legal frameworks may affect the risks and remedies associated with unauthorized use of our content, and we may need to invest additional resources to monitor, detect and respond to scraping activity. Any unauthorized use of our platform content could result in litigation costs, harm our competitive position, and adversely affect our business, operating results, and financial condition.
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
We may change our key business metrics from time to time, including as a result of changes to our platform. We regularly evaluate whether our key business metrics remain meaningful indicators of the performance of our business. As a result of these evaluations, we may make changes to our key business metrics, including eliminating or replacing existing metrics. For example, in May 2025, we announced that we had made changes to the business that made Platform WAU a more important business metric for us and, in the second quarter of 2025, began reporting Platform WAU instead of WAU (previously defined as a Nextdoor user who opens our application, logs onto our website or engages with an email with monetizable content). In addition, we continue to present Platform ARPU with the denominator based on the average number of Platform WAU instead of WAU. If these changes make it more difficult for investors or analysts to compare our performance over time or to other companies, or if investors perceive any changes to our key business metrics disclosures negatively, our business, operating results, and financial condition could be adversely affected.

We have a history of net losses and may experience net losses in the future, and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition, and operating results will be adversely affected.
We have experienced significant net losses each year since we began operations in 2007, including net losses of $13.5 million and $37.3 million for the six months ended June 30, 2026 and 2025, respectively. We have an accumulated deficit of $931.8 million as of June 30, 2026. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023, 2024, and 2025, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, it cannot be certain that we will be able to sustain or increase such profitability.

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
Under Section 382 of the Code, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. Though we recently completed a Section 382 study that supports that our use of NOLs will not be subject to limitation, it is possible that the limitation could still apply.
In addition, we may experience an ownership change in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Therefore, it is possible that an ownership change could limit the amount of NOLs we can use to offset future taxable income. Any NOL carryforwards of companies we have acquired may be subject to limitations, thereby increasing our overall tax liability. Our NOL carryforwards may also be limited under similar provisions of state law. We have recorded a full valuation allowance related to our U.S. federal and state NOL carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOL carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Any future changes in U.S. tax laws in respect of the utilization of NOL carryforwards may further affect the limitation in future years. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs, which could adversely affect our business, operating results, financial condition, and cash flows.
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
We are subject to various indirect non-income taxes, such as payroll, sales, use, value-added and goods and services taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may question, challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage neighbors from utilizing our platform or could otherwise harm our business, operating results, and financial condition. Evolving economic nexus and digital platform tax rules may expand our obligations in jurisdictions based on user activity, revenue, or other factors. Certain U.S. states and municipalities have enacted or are considering legislation that would impose new taxes on revenue derived from digital advertising services or social media platforms, which may be based on gross revenues and determined by user location or other allocation methodologies. For example, the City of Chicago enacted a Social Media Amusement Tax effective January 2026 imposing a per-user monthly charge on social media companies, which is currently under legal challenge. During the second quarter of 2026, Illinois enacted a targeted advertising service tax and a social media platform fee, both effective January 2027, which apply in addition to the Chicago municipal tax described above; both taxes may be subject to constitutional challenge. Utah similarly enacted a targeted advertising tax effective January 2027. The application of these and other similar rules that have been or may be enacted in the future to our business is uncertain and may result in increased operating costs and significant compliance costs. Because substantially all of our revenue is derived from advertising, these taxes may disproportionately affect our business, and the operational complexity of establishing verifiable user-count and revenue-allocation data for multiple tax jurisdictions will require additional resources. The adoption of similar measures by additional jurisdictions could increase our overall tax burden and compliance costs.
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
In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output, has not been fully interpreted by U.S. courts or been fully addressed by U.S. federal or state regulation, as well as in foreign jurisdictions. Our systems, tools and personnel that help us to proactively detect potentially policy-violating or otherwise inappropriate content cannot identify all such content on our service, and AI-based moderation tools may produce errors, false positives, or inconsistent results that are difficult to detect or correct at scale. In many cases, this content will appear on the Nextdoor platform. This risk may increase as we develop and increase the use of certain features, such as video, for which identifying such content and obtaining appropriate consents is challenging, and as we continue to roll out our new Nextdoor initiative, which we expect to utilize third-party content. Additionally, some controversial content may not be banned on the Nextdoor platform and, even if it is not featured in advertisements to neighbors, it may still appear in the Feed or elsewhere. This risk is enhanced in certain jurisdictions outside of the United States where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the United States. Further, if law and/or policy-violating content is found on the Nextdoor platform, or we do not give appropriate notice or obtain appropriate consents, we may be in violation of the terms of certain of our key agreements, which may result in termination of the agreement and potentially payment of damages in some cases. We could incur significant costs in investigating and defending such claims and, if we are found liable, damages. If any of these events occur, our business, operating results, and financial condition could be harmed.
While we rely on a variety of statutory and common-law frameworks and defenses, including those provided by the Digital Millennium Copyright Act (the “DMCA”), the Communications Decency Act (“CDA”), the fair-use doctrine in the United States and the Electronic Commerce Directive (the “E-Commerce Directive”) in the European Union, differences between statutes, limitations on immunity, requirements to maintain immunity, and moderation efforts in the many jurisdictions in which we operate may affect our ability to rely on these frameworks and defenses, or create uncertainty regarding liability for information or content uploaded by neighbors and advertisers or otherwise contributed by third parties to our platform. In the European Union, the Russmedia decision by the Court of Justice of the European Union has created uncertainty regarding the status of longstanding intermediary liability provisions under EU law, which may result in additional obligations for online platforms, increased litigation, and liability. The adoption of similar liability frameworks in other jurisdictions could require us to expend additional resources on content moderation, alter our content removal processes, or expose us to increased legal liability.
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
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including trademark, copyright, and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, automatic renewal and subscription cancellation practices, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, suspended, or amended, in a manner that could require burdensome or inconsistent compliance efforts, introduce legal or regulatory liability, or otherwise harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject the company to additional laws, regulations, or other governmental scrutiny.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the E-Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see such protections lessened either by legislative action or juridical interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for harms resulting from third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, courts have increasingly permitted negligence, product liability, failure-to-warn, and consumer protection claims against social media platforms to proceed on theories that target platform design choices and alleged misrepresentations about platform safety rather than user-generated content, and therefore may fall outside Section 230's protections. In March 2026, juries in separate proceedings found major social media platforms liable for negligently designing products alleged to be addictive to minors and for misleading consumers about child safety risks, with a substantial number of similar cases pending in federal multidistrict litigation. Although we are not a defendant in those proceedings, the underlying legal theories could be applied to any social media platform, and similar claims against us could result in significant litigation costs, damages, or required changes to our platform design. In addition, federal appellate courts have reached differing conclusions regarding whether algorithmic content recommendations constitute protected publisher activity under Section 230 or first-party speech outside its protections, creating uncertainty as to the scope of immunity available to platforms that use algorithmic recommendations, including ours. There are also legislative efforts to amend or sunset Section 230 of the CDA, with bipartisan support in Congress for legislation introduced in December 2025 that would sunset Section 230 as early as January 1, 2027, which if enacted could expose us to additional lawsuits and potential judgments that could significantly harm our business. We could incur significant costs investigating, defending, or otherwise responding to such claims and inquiries, and, if we are found liable, we may be subject to significant damages or the suspension of services or operations.
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability, safety, and transparency rules for online platforms, search engines, and other digital products and services. The DSA, which started to apply to our business in February 2024, has negatively impacted and may continue to negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, impose burdensome reporting obligations, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act (the “OSA”) became law. The OSA creates requirements around content moderation and handling illegal and harmful content and has required and will continue to require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, impose new obligations and liabilities on platforms with respect to certain types of harmful content and prohibitions on access by minors. In addition, several U.S. states and foreign countries have passed age verification laws to protect minors from harmful online content, especially adult material. These laws generally require websites and platforms to verify users' ages, or to verify parental consent, subject to methodological requirements that vary across jurisdictions, before allowing users to access our platforms or to access certain content. Many of these U.S. state laws have been subject to legal challenge; however, in June 2025, the U.S. Supreme Court in Free Speech Coalition, Inc. v. Paxton upheld a Texas law requiring age verification for websites hosting material deemed harmful to minors, which may make similar laws more likely to withstand constitutional challenge and increase our compliance obligations. Consequently, we may now be required in some U.S. states and are now required in some foreign countries to exclude current users from the platform based on age, to apply specified protections or features to user accounts associated with minors, or to include mandatory age verification in our user onboarding process, which may impede user growth or increase attrition. These existing and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
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
In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including over a third of U.S. states that have enacted comprehensive consumer privacy laws, with additional states expected to follow. In California, for example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of the sale or sharing of their personal information (as those terms are understood under the CCPA). Additionally, California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities for targeted marketing and personalized advertising. Furthermore, the California Privacy

Protection Agency, which administers and enforces the CCPA, has leveraged its rulemaking authority to impose new regulations impacting covered businesses, with additional obligations coming into effect over the next several years, including independent cybersecurity audits, comprehensive risk assessments for certain personal information processing activities, and requirements for the use of automated decision making technologies (“ADMT”) for significant decisions affecting individuals. The CCPA also prohibits covered businesses from discriminating against consumers for exercising any rights established under the CCPA, for example prohibiting unjustified increased fees for individuals who opt out of the sale of their personal information. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Several of these state laws impose unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and state privacy regulators have begun coordinating cross-jurisdictional enforcement efforts, which may increase the likelihood that a compliance finding in one state triggers scrutiny across multiple jurisdictions. There have been numerous attempts to introduce privacy legislation at the federal level. Compliance with existing laws, any newly enacted privacy, security, and data protection laws or regulations, browser-level opt out requirements, cybersecurity audit obligations, risk assessment mandates, and ADMT requirements may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies, incur substantial costs and potential liability, and make significant modifications to our advertising technologies and business model in an effort to comply with such legislation.
Of further concern in the United States, regulatory attention to AI systems, including generative AI, continues to increase. Many U.S. states have introduced or enacted legislation addressing the development and use of AI. For example, the Texas Responsible AI Governance Act, which became effective January 1, 2026, prohibits the use of AI systems for specified purposes, such as incitement of violence, self-harm, or criminality, unlawful discrimination, and violation of constitutional rights. Further, California has enacted several laws, some of which are currently being challenged, requiring transparency in the development of AI systems or addressing potential harms from AI technologies, such as the creation and distribution of deepfakes. As these laws are proposed, enacted, challenged, interpreted, and implemented, compliance with AI laws and regulations may be challenging and cost- and time-intensive, or such compliance efforts may require us to modify our data processing practices and policies, or impact our access to and permitted uses of large language models, training data, or other AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to PIPEDA, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. Further, Canada’s legislature proposed amendments to PIPEDA, but the adoption of those amendments remains uncertain since the election of a new Canadian government in April 2025. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the Australian Privacy Principles (“APPs”), which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. Since 2025, the Australian Government has committed to a second set of privacy reforms, which have not yet been introduced as legislation, and the Office of the Australian Information Commissioner published updated APP Guidelines and enforcement guidance. In the European Union, we are subject to the EU GDPR, and in the United Kingdom we are subject to the UK GDPR. The GDPR and UK GDPR each imposes a strict data protection compliance regime, grants rights to data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests). The UK GDPR was modified by the Data (Use and Access) Act, adopted June 19, 2025, with provisions coming into effect over time, including enhanced enforcement powers granted to the UK Information Commissioner’s Office as of February 5, 2026.
The GDPR prohibits transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commissioner’s Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework) are subject to legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom and Switzerland), and we currently self-certify to the EU-US Data Privacy Framework and the UK Extension thereto, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
The global expansion of artificial intelligence laws has the potential to restrict or impose supplementary obligations on our utilization of this technology. For example, the EU AI Act, which entered into force on August 1, 2024, establishes obligations for entities engaged in the development and deployment of AI systems, certain of which have already taken effect, including prohibitions on specified AI practices and requirements for general-purpose AI models, with additional obligations, including requirements for high-risk AI systems and transparency obligations. The transparency obligations under Article 50 of the EU AI Act take effect in August 2026, while high-risk AI system obligations have been deferred to December 2027 under the Digital Omnibus on AI, which was formally adopted by the European Parliament and the Council in June 2026 and is expected to enter into force upon its publication in the Official Journal. The legislation employs a risk-based methodology, prohibits specified high-risk AI practices, and mandates requirements for the deployment of general-purpose AI with respect to transparency, data governance, and human oversight. Our compliance efforts may require us to modify our use of AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
We are also subject to evolving laws on cookies and e-marketing. In the European Union and the United Kingdom, informed consent is required for the placement of certain cookies or similar technologies on a user’s device as well as for direct electronic marketing communications. Further, under the GDPR, valid consent is tightly defined, including a prohibition on pre-checked consents, and the European Union and United Kingdom require organizations to obtain separate consents for each type of cookie or similar technology, or for particularized uses of personal data. In the EU, modifications to these rules have been proposed under the Digital Omnibus Package, published November 19, 2025, the data-related portions of which remain under consideration. U.S. regulators are also increasingly focused on the use of cookies for targeted advertising. If regulators start to enforce strict approaches regarding the use of cookies, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, increase costs and subject us to additional liabilities. Regulation of cookies and similar technologies, and any decline of cookies or similar online tracking technologies as a means to identify and potentially target users, may lead to broader restrictions and impairments on our marketing and personalization activities and may negatively impact our efforts to understand neighbors. In addition, our use of cookies, tracking pixels, and similar technologies may be challenged under state wiretap and electronic surveillance statutes, which have become the basis for a significant volume of private litigation against technology companies, and we may receive demand letters or be subject to lawsuits based on these theories.
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
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, consumer protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 7, Commitments and Contingencies, to the consolidated financial statements elsewhere in this report for a description of certain litigation matters that we are involved in.

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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we will file with the SEC. Under currently applicable rules and regulations, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, the SEC has proposed amendments to its filer status framework that, if adopted, could relieve accelerated filers such as us from the auditor’s attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, although we would remain subject to management’s assessment of our internal control over financial reporting under Section 404(a). This proposal is subject to public comment and may be modified or not adopted. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of June 30, 2026. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of June 30, 2026, we had 255,063,899 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
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
None.

Use of Proceeds
None.

Issuer Purchases of Equity Securities
In April 2026, our Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of our Company’s Class A common stock, with the authorization to expire on June 30, 2028. During the three months ended June 30, 2026, the Company did not repurchase or retire any shares of Class A common stock. As of June 30, 2026, the Company had $100.0 million available for future share repurchases under the share repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K (a “Rule 10b-51 Plan”)
On May 22, 2026, Michael Kiernan, our Chief Revenue Officer, entered into a Rule 10b5-1 Plan (the “Kiernan Plan”) providing for the potential sale of up to 211,559 shares of Class A common stock owned by Mr. Kiernan, between an estimated start date of August 21, 2026 through December 31, 2026, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Kiernan Plan or the occurrence of certain events set forth therein.
On June 3, 2026, Antoinette How, our Chief Accounting Officer, entered into a Rule 10b5-1 Plan (the “How Plan”) providing for the potential sale of up to 583,189 shares of Class A common stock owned by Ms. How, including upon the vesting and settlement of RSUs for shares of Class A common stock and the exercise of vested stock options for shares of Class A common stock, so long as the market price of the Class A common stock satisfies certain threshold prices specified in the How Plan, between an estimated start date of September 2, 2026 through August 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the How Plan or the occurrence of certain events set forth therein. The How Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the How Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
Date: August 4, 2026

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Indrajit Ponnambalam
Name:	Indrajit Ponnambalam
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)