Form 10-Q
period 2026-09-30
Nextdoor Holdings, Inc.
filed 2026-11-05
CIK 1846069

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-40246

Nextdoor Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1776836
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

420 Taylor Street San Francisco, California (Address of Principal Executive Offices)	94102 (Zip Code)
Registrant’s telephone number, including area code: (415) 344-0333 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	NXDR	The Nasdaq Stock Market LLC
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

As of November 3, 2026, there were 259,318,686 shares of the registrant’s Class A common stock outstanding and 127,466,843 shares of the registrant’s Class B common stock outstanding.

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

•our ability to scale our business effectively and monetization efforts;

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

•our ability to maintain the listing of our Class A common stock on the Nasdaq Stock Market LLC (“Nasdaq”);

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

•We are dependent on third-party software and service providers, including programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	As of September 30,	As of December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$67,537	$63,341
Marketable securities	314,164	341,429
Accounts receivable, net of allowance of $471 and $491 as of September 30, 2026 and December 31, 2025, respectively	34,540	34,385
Prepaid expenses and other current assets	11,825	9,084
Total current assets	428,066	448,239
Restricted cash, non-current	8,156	8,379
Property and equipment, net	1,741	1,639
Operating lease right-of-use assets	9,245	11,575
Goodwill	1,211	1,211
Other assets	15,430	15,760
Total assets	$463,849	$486,803
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,843	$2,498
Operating lease liabilities, current	9,082	8,900
Accrued expenses and other current liabilities	21,259	20,550
Total current liabilities	36,184	31,948
Operating lease liabilities, non-current	16,460	23,351
Other liabilities, non-current	297	221
Total liabilities	52,941	55,520
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, $0.0001 par value; 2,500,000 shares authorized, 257,450 and 262,446 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	26	26
Class B common stock, $0.0001 par value; 500,000 shares authorized, 127,467 and 127,681 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	1,344,731	1,347,968
Accumulated other comprehensive income (loss)	(1,377)	1,563
Accumulated deficit	(932,485)	(918,287)
Total stockholders’ equity	410,908	431,283
Total liabilities and stockholders’ equity	$463,849	$486,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$78,771	$68,898	$214,994	$188,167
Costs and expenses:
Cost of revenue	13,184	10,437	35,707	30,527
Research and development	32,852	35,674	97,853	103,790
Sales and marketing	21,298	23,766	61,998	70,212
General and administrative	15,636	16,250	44,631	48,156
Total costs and expenses	82,970	86,127	240,189	252,685
Loss from operations	(4,199)	(17,229)	(25,195)	(64,518)
Interest income	3,831	4,624	11,701	14,380
Other income (expense), net	(184)	(121)	(166)	507
Loss before income taxes	(552)	(12,726)	(13,660)	(49,631)
Provision for income taxes	107	131	538	540
Net loss	$(659)	$(12,857)	$(14,198)	$(50,171)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.00)	$(0.03)	$(0.04)	$(0.13)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	385,964	387,297	384,611	384,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(659)	$(12,857)	$(14,198)	$(50,171)
Other comprehensive income (loss):
Change in foreign currency translation adjustments	10	(35)	(42)	(63)
Change in unrealized gain (loss) on available-for-sale marketable securities	(1,320)	375	(2,898)	795
Total other comprehensive income (loss)	$(1,310)	$340	$(2,940)	$732
Comprehensive loss	$(1,969)	$(12,517)	$(17,138)	$(49,439)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2026	255,064	$26	127,492	$13	$1,342,480	$(67)	$(931,826)	$410,626
Release of restricted stock units, net of tax withholdings	4,326	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(6,796)	—	—	(6,796)
Repurchase of common stock	(2,865)	—	—	—	(6,824)	—	—	(6,824)
Conversion from Class B to Class A common stock	25	—	(25)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	614	—	—	—	1,133	—	—	1,133
Issuance of common stock under employee stock purchase plan	286	—	—	—	390	—	—	390
Stock-based compensation	—	—	—	—	14,348	—	—	14,348
Other comprehensive loss	—	—	—	—	—	(1,310)	—	(1,310)
Net loss	—	—	—	—	—	—	(659)	(659)
Balances as of September 30, 2026	257,450	$26	127,467	$13	$1,344,731	$(1,377)	$(932,485)	$410,908

	Three Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of June 30, 2025	235,515	$24	147,869	$15	$1,329,582	$1,309	$(901,397)	$429,533
Release of restricted stock units, net of tax withholdings	4,519	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(5,071)	—	—	(5,071)
Conversion from Class B to Class A common stock	135	—	(135)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	340	—	—	—	528	—	—	528
Issuance of common stock under employee stock purchase plan	391	—	—	—	612	—	—	612
Stock-based compensation	—	—	—	—	16,600	—	—	16,600
Other comprehensive income	—	—	—	—	—	340	—	340
Net loss	—	—	—	—	—	—	(12,857)	(12,857)
Balances as of September 30, 2025	240,900	$24	147,734	$15	$1,342,251	$1,649	$(914,254)	$429,685

	Nine Months Ended September 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2025	262,446	$26	127,681	$13	$1,347,968	$1,563	$(918,287)	$431,283
Release of restricted stock units, net of tax withholdings	12,471	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(15,266)	—	—	(15,266)
Repurchase of common stock	(19,858)	(1)	—	—	(35,482)	—	—	(35,483)
Conversion from Class B to Class A common stock	214	—	(214)	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,583	1	—	—	2,720	—	—	2,721
Issuance of common stock under employee stock purchase plan	594	—	—	—	808	—	—	808
Stock-based compensation	—	—	—	—	43,983	—	—	43,983
Other comprehensive loss	—	—	—	—	—	(2,940)	—	(2,940)
Net loss	—	—	—	—	—	—	(14,198)	(14,198)
Balances as of September 30, 2026	257,450	$26	127,467	$13	$1,344,731	$(1,377)	$(932,485)	$410,908

	Nine Months Ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2024	224,488	$22	158,134	$16	$1,316,616	$917	$(864,083)	$453,488
Release of restricted stock units, net of tax withholdings	12,441	—	—	—	—	—	—	—
Tax withholdings on restricted stock units	—	—	—	—	(14,246)	—	—	(14,246)
Repurchase of common stock	(8,409)	—	—	—	(14,528)	—	—	(14,528)
Conversion from Class B to Class A common stock	10,400	1	(10,400)	(1)	—	—	—	—
Issuance of common stock upon exercise of stock options	1,181	1	—	—	2,286	—	—	2,287
Issuance of common stock under employee stock purchase plan	799	—	—	—	1,325	—	—	1,325
Stock-based compensation	—	—	—	—	50,798	—	—	50,798
Other comprehensive income	—	—	—	—	—	732	—	732
Net loss	—	—	—	—	—	—	(50,171)	(50,171)
Balances as of September 30, 2025	240,900	$24	147,734	$15	$1,342,251	$1,649	$(914,254)	$429,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nextdoor Holdings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net loss	$(14,198)	$(50,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,023	1,533
Stock-based compensation	43,983	50,798
Accretion of investments	(716)	(1,908)
Other	888	409
Changes in operating assets and liabilities:
Accounts receivable, net	(135)	(1,883)
Prepaid expenses and other assets	(2,452)	(2,697)
Operating lease right-of-use assets	2,330	2,129
Accounts payable	3,304	4,081
Operating lease liabilities	(6,709)	(6,275)
Accrued expenses and other liabilities	785	983
Net cash provided by (used in) operating activities	28,103	(3,001)
Cash flows from investing activities
Purchases of property and equipment	(1,044)	(502)
Purchases of marketable securities	(199,219)	(220,364)
Sales of marketable securities	91,671	105,258
Maturities of marketable securities	131,724	151,580
Net cash provided by investing activities	23,132	35,972
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,721	2,287
Proceeds from issuance of common stock under employee stock purchase plan	808	1,325
Tax withholdings on restricted stock units	(15,266)	(14,246)
Repurchase of common stock	(35,483)	(14,528)
Net cash used in financing activities	(47,220)	(25,162)
Effect of exchange rate changes on cash and cash equivalents	(42)	(63)
Net increase in cash, cash equivalents, and restricted cash	3,973	7,746
Cash, cash equivalents, and restricted cash at beginning of period	71,720	56,721
Cash, cash equivalents, and restricted cash at end of period	$75,693	$64,467
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$67,537	$56,088
Restricted cash, non-current	8,156	8,379
Total cash, cash equivalents, and restricted cash	$75,693	$64,467

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
The condensed consolidated balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. The Company has condensed or omitted certain information and note disclosures normally included in financial statements prepared in accordance with GAAP pursuant to the applicable required disclosures and regulations of the SEC. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

Note 3. Deferred Revenue
In certain advertising arrangements the Company requires payment upfront from its customers. The Company records deferred revenue when it collects cash from customers in advance of revenue recognition. As of September 30, 2026 and December 31, 2025, deferred revenue was $5.2 million and $8.0 million, respectively, and included within accrued expenses and other current liabilities on the condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of each period was $5.9 million and $3.6 million, respectively. For the nine months ended September 30, 2026 and 2025, revenue recognized from deferred revenue at the beginning of each period was $6.2 million and $3.7 million, respectively.
Note 4. Cash Equivalents and Marketable Securities
The amortized costs, unrealized gains and losses, and estimated fair values of the Company’s cash equivalents and marketable securities were as follows (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$21,022	$—	$—	$21,022
Corporate bonds	3,668	1	(1)	3,668
Commercial paper	843	—	—	843
Total cash equivalents	25,533	1	(1)	25,533
Marketable securities:
Certificates of deposit	3,859	—	(3)	3,856
Commercial paper	23,928	—	(49)	23,879
Corporate bonds	245,795	58	(1,367)	244,486
U.S. Treasury securities	9,468	—	(191)	9,277
U.S. Agency bonds	1,511	2	—	1,513
Asset-backed securities	31,259	9	(115)	31,153
Total marketable securities	315,820	69	(1,725)	314,164
Total	$341,353	$70	$(1,726)	$339,697

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	$29,023	$—	$—	$29,023
Total cash equivalents	29,023	—	—	29,023
Marketable securities:
Certificates of deposit	905	—	—	905
Commercial paper	1,862	1	—	1,863
Corporate bonds	286,553	1,048	(15)	287,586
U.S. Treasury securities	6,720	36	—	6,756
Asset-backed securities	44,147	172	—	44,319
Total marketable securities	340,187	1,257	(15)	341,429
Total	$369,210	$1,257	$(15)	$370,452
All marketable securities are designated as available-for-sale securities as of September 30, 2026 and December 31, 2025. No investments had been in an unrealized loss position for greater than 12 months as of September 30, 2026 and December 31, 2025.

The following tables present the contractual maturities of the Company’s marketable securities (in thousands):

	As of September 30, 2026
	Amortized Cost	Estimated Fair Value
Due within one year	$118,678	$118,495
Due after one to three years	197,142	195,669
Total	$315,820	$314,164

	As of December 31, 2025
	Amortized Cost	Estimated Fair Value
Due within one year	$113,832	$114,172
Due after one to three years	226,355	227,257
Total	$340,187	$341,429

Note 5. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company’s financial assets and liabilities measured at fair value on a recurring basis are classified by level within the fair value hierarchy. There were no financial assets or liabilities measured using Level 3 inputs as of September 30, 2026 and December 31, 2025. The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$21,022	$—	$21,022
Corporate bonds	—	3,668	3,668
Commercial paper	—	843	843
Total cash equivalents	21,022	4,511	25,533
Marketable securities:
Certificates of deposit	—	3,856	3,856
Commercial paper	—	23,879	23,879
Corporate bonds	—	244,486	244,486
U.S. Treasury securities	—	9,277	9,277
U.S. Agency bonds	—	1,513	1,513
Asset-backed securities	—	31,153	31,153
Total marketable securities	—	314,164	314,164
Total cash equivalents and marketable securities	$21,022	$318,675	$339,697

	As of December 31, 2025
	Level 1	Level 2	Total
Cash equivalents:
Money market funds	$29,023	$—	$29,023
Total cash equivalents	29,023	—	29,023
Marketable securities:
Certificates of deposit	—	905	905
Commercial paper	—	1,863	1,863
Corporate bonds	—	287,586	287,586
U.S. Treasury securities	—	6,756	6,756
Asset-backed securities	—	44,319	44,319
Total marketable securities	—	341,429	341,429
Total cash equivalents and marketable securities	$29,023	$341,429	$370,452
The Company classifies its cash equivalents and marketable securities within Level 1 or Level 2 because it determines their fair values using quoted market prices or alternative pricing sources and models utilizing market observable inputs. There were no transfers between levels of the fair value hierarchy during the periods presented.
Financial Instruments, Assets, and Liabilities Not Recorded at Fair Value
The carrying amounts of certain financial instruments, including cash held in banks, accounts receivable, and accounts payable approximate fair value due to their short-term maturities and are excluded from the fair value tables above.
Opportunity Finance Network Loan Agreement
In June 2022, the Company entered into a credit agreement with Opportunity Finance Network (“OFN”) to lend up to an aggregate of $15.0 million, unsecured, over the course of 24 months. As of September 30, 2026, the note receivable from OFN totaled $15.0 million and is recorded under other assets on the condensed consolidated balance sheets.
The following tables present the fair value hierarchy of assets not recorded at fair value (in thousands):

	As of September 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,261	$14,261

	As of December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets
Note receivable	$15,000	$—	$—	$14,181	$14,181
As of September 30, 2026 and December 31, 2025, there were no other financial instruments or liabilities that were not recorded at fair value.

Note 6. Leases
During the second quarter of 2026, the Company entered into two operating lease agreements for office facilities in New York, New York and Dallas, Texas with aggregate future undiscounted lease payments of approximately $11.0 million. The leases had not yet commenced as of September 30, 2026, and accordingly, no right-of-use assets or lease liabilities were recorded on the condensed consolidated balance sheets as of that date. The leases are expected to commence in the fourth quarter of 2026, with lease terms ranging from approximately six to eight years. The Company's lease agreements generally do not contain any residual value guarantees or material restrictive covenants.

Note 7. Commitments and Contingencies
Legal matters
In addition to the litigation discussed below, from time to time, the Company is a party to a variety of claims, lawsuits, and proceedings which arise in the ordinary course of business, including claims of alleged infringement of intellectual property rights. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company discloses potential losses when they are reasonably possible. In the Company’s opinion, resolution of such pending matters is not likely to have a material adverse impact on its consolidated results of operations, cash flows, or its financial position. Given the unpredictable nature of legal proceedings, the Company bases its estimate on the information available at the time of the assessment. As additional information becomes available, the Company reassesses the potential liability and may revise the estimate. There were no such material matters as of September 30, 2026.
The matters discussed below summarize the Company’s current significant ongoing pending legal proceedings as of September 30, 2026.
Class Action Litigation
On October 28, 2024 and October 29, 2024, two class action complaints were filed in the Delaware Court of Chancery against the Company, certain of the Company’s former officers, certain of the former officers and directors of the special purpose acquisition company KVSB into which the Company merged on November 5, 2021, the sponsor of the Company’s special purpose acquisition merger Khosla Ventures SPAC Sponsor II LLC (the “Sponsor”), and certain entities allegedly related to the Sponsor. The two complaints were consolidated on December 6, 2024 and the plaintiffs filed a consolidated complaint on December 26, 2024. The consolidated complaint is brought on behalf of a class of KVSB stockholders who could have, but did not, choose to redeem their KVSB shares in connection with the November 5, 2021 merger between KVSB and the Company. The consolidated complaint alleges that defendants breached various duties to KVSB stockholders by making false or misleading statements and/or aided and abetted such breaches. The consolidated complaint also alleges claims for unjust enrichment. The consolidated complaint seeks damages, disgorgement, attorneys’ fees, and other costs. Defendants answered the consolidated complaint on February 10, 2025, following which discovery commenced. The Company filed an amended answer on December 12, 2025. On February 17, 2026, the plaintiffs filed an amended complaint, which brings the same claims and seeks the same relief as did the consolidated complaint. The Company filed a motion to dismiss the amended complaint on April 6, 2026. The court held a hearing on the motion on September 28, 2026, and the motion remains pending.
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
Indemnification
In the ordinary course of business, the Company often includes standard indemnification provisions in its arrangements with its customers, partners, suppliers, and vendors. In addition, we have entered into indemnification agreements with our directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers, or employees. Pursuant to these provisions, the Company may be obligated to indemnify such parties for losses or claims suffered or incurred in connection with its service, breach of representations or covenants, intellectual property infringement, or other claims made against such parties. These provisions may limit the time within which an indemnification claim can be made. For the three and nine months ended September 30, 2026 and 2025, the Company did not incur material costs to defend lawsuits or settle claims related to these indemnifications. At inception of the indemnification arrangements, the Company determined the fair value of the stand-ready obligations was not material. The Company continues to evaluate these stand-ready obligations. As of September 30, 2026, amounts accrued related to these obligations were immaterial, and no liabilities were recorded December 31, 2025. It is not possible to determine the maximum potential amount under these indemnification obligations due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
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
2021 Employee Stock Purchase Plan
In November 2021, the Company’s Board of Directors and stockholders approved the Company’s 2021 Employee Stock Purchase Plan (the “2021 ESPP”). Over a series of offering periods, each of which may consist of one or more purchase periods, eligible employees will be offered the option to purchase shares of Class A common stock at 85% of the lesser of the fair market value of Class A common stock on (i) the first business day of the applicable offering period and (ii) the date of purchase. Under the 2021 ESPP, the Company initially reserved 8,901,159 shares of Class A common stock for issuance, and the aggregate number of shares reserved will increase automatically on January 1 of each of 2022 through 2031 by the number of shares equal to the lesser of (i) one percent (1%) of the total number of outstanding shares of Class A common stock and Class B common stock as of the immediately preceding December 31, or (ii) a number of shares as may be determined by the Company’s Board of Directors. The aggregate number of shares issued over the term of the 2021 ESPP, subject to adjustments for stock-splits, recapitalizations, or similar events, may not exceed 89,011,590 shares. In February 2022, the Company commenced its first offering period under the 2021 ESPP. During the three months ended September 30, 2026 and 2025, 286,824 and 390,581 shares of Class A common stock were purchased under the 2021 ESPP, respectively. During the nine months ended September 30, 2026 and 2025, 594,335 and 798,985 shares of Class A common stock were purchased under the 2021 ESPP, respectively.
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
During the three and nine months ended September 30, 2026, the Company repurchased and retired 2,865,132 and 19,858,114 shares of Class A common stock at an average purchase price of $2.38 and $1.79 per share for an aggregate repurchase price of $6.8 million and $35.5 million, respectively. The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company repurchased and retired 8,409,278 shares of Class A common stock at an average purchase price of $1.72 per share for an aggregate repurchase price of $14.5 million. As of September 30, 2026, the Company had $93.2 million available for future share repurchases under the share repurchase program.
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
A summary of the Company’s stock option activity for the nine months ended September 30, 2026 and related information is as follows (in thousands, except per share data):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2025	12,914	$2.73	4.4	$1,461
Options granted	—	$—
Options exercised	(1,583)	$1.72
Options forfeited or expired	(2,142)	$3.36
Outstanding at September 30, 2026	9,189	$2.76	4.4	$1,633
Exercisable at September 30, 2026	9,189	$2.76	4.4	$1,633
Vested or expected to vest at September 30, 2026	9,189	$2.76	4.4	$1,633
The intrinsic value is calculated as the difference between the exercise price of the underlying common stock option award and the fair value of the Company’s common stock as of the respective balance sheet date. The intrinsic value of the options exercised was $0.7 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively. No options were granted during the nine months ended September 30, 2026 and 2025.

A summary of the Company’s RSU activity for the nine months ended September 30, 2026 and related information is as follows (in thousands, except per share data):

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2025	47,101	$1.95
RSUs granted	43,028	$1.82
RSUs vested	(20,034)	$1.99
RSUs forfeited	(6,372)	$1.74
Unvested at September 30, 2026	63,723	$1.87

Market-based PSUs
In March 2026, the Company granted its executive officers market-based performance stock unit (“PSU”) awards with a target of 5,857,778 shares (“Target Award”) of the Company’s Class A common stock. The number of shares earned will be based on the achievement of stock price targets calculated based on predetermined compound annual growth rate thresholds at any point over a four-year performance period. Grantees may earn from 0% to 200% of the Target Award. Any portion of the PSUs that remains unvested at the end of the applicable performance period will be forfeited. Vesting is subject to the grantee’s continuous employment with the Company through the later of the vesting date and the date achievement is certified, as well as other customary provisions pursuant to the Company’s 2021 Plan. In September 2026, the Company granted another market-based PSU award with a target award of 57,598 shares to an executive officer with the same performance metrics and vesting conditions as the March 2026 PSUs.
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
The aggregate grant date fair value of the 2026 and 2025 PSUs was $15.1 million and $2.6 million, respectively, calculated using a Monte Carlo simulation model and recognized over the respective requisite service periods using the graded-vesting method.

Compensation cost is not adjusted in future periods for subsequent changes in the expected outcome of market-related conditions. For the three months ended September 30, 2026 and 2025, the Company recognized $1.9 million and $0.9 million of stock-based compensation expense related to PSUs, respectively. For the nine months ended September 30, 2026 and 2025, the Company recognized $5.2 million and $2.9 million of stock-based compensation expense related to PSUs, respectively.
Valuation Assumptions
The following assumptions were used to calculate the fair value of market-based PSUs made during the following periods:

Nine Months Ended September 30,
	2026	2025
Expected volatility	57.4% - 65.4%	66.5% - 66.7%
Expected term (in years)	3.3 - 3.9	4.4 - 4.9
Risk-free interest rate	3.6% - 5.0%	3.6% - 4.1%
Expected dividend yield	—	—
Stock-Based Compensation
The Company recorded stock-based compensation expense in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$655	$702	$1,832	$2,186
Research and development	7,575	9,497	23,977	28,361
Sales and marketing	2,004	2,229	5,967	6,924
General and administrative	4,114	4,172	12,207	13,327
Total	$14,348	$16,600	$43,983	$50,798
As of September 30, 2026, there was $96.8 million of unrecognized stock-based compensation expense, which is expected to be recognized over a weighted average period of 2.3 years.
Note 9. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Net loss attributable to common stockholders	$(441)	$(218)	$(7,951)	$(4,906)	$(9,491)	$(4,707)	$(30,628)	$(19,543)
Weighted average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	258,497	127,467	239,498	147,799	257,093	127,518	234,903	149,888
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.03)	$(0.04)	$(0.04)	$(0.13)	$(0.13)

The following potentially dilutive securities outstanding have been excluded from the computations of diluted net loss per share because such securities have an anti-dilutive impact due to losses reported (in thousands):

	As of September 30,
	2026	2025
Outstanding stock options	9,189	13,794
Unvested RSUs(1)	51,127	44,160
Shares issuable pursuant to the ESPP	1,154	704
Total	61,470	58,658
(1) Excludes 12,595,268 and 6,679,892 shares of Class A common stock related to outstanding market-based PSUs as of September 30, 2026 and 2025, respectively, as the market conditions required for vesting had not been achieved as of such dates.
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
The Company recorded an income tax expense for the three months ended September 30, 2026 and 2025 of $0.1 million and $0.1 million, respectively, both of which were primarily related to foreign taxes. The Company recorded an income tax expense for the nine months ended September 30, 2026 and 2025 of $0.5 million and $0.5 million, respectively, both of which were primarily related to foreign taxes.
Note 11. Segment and Geographical Information
The Company has one reportable and operating segment. The Company’s Chief Operating Decision Maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. Net loss is the Company’s primary measure of profit or loss. Cost of revenue, research and development, sales and marketing, and general and administrative expenses are considered significant segment expenses and are reflected in the consolidated statements of operations. Other segment items included in consolidated net loss are interest income, other income (expense), net and the provision for income taxes, which are also reflected in the consolidated statements of operations.
Revenue disaggregated by geography based on the customers’ location was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$76,278	$66,732	$207,332	$181,465
International	2,493	2,166	7,662	6,702
Total	$78,771	$68,898	$214,994	$188,167

Substantially all of the Company’s long-lived assets are located in the United States.
Note 12. Restructuring
There were no restructuring charges during the three and nine months ended September 30, 2026.
On August 7, 2025, the Company announced a cost reduction plan intended to right-size the business and align the workforce and other expenses with the Company’s business priorities. The execution of the cost reduction plan was substantially complete by the end of the third quarter of 2025.

The following table summarizes the restructuring charges in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 (in thousands):

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
Key business metrics and financial results as of and for the three months ended September 30, 2026 are as follows:
•Platform weekly active users (“Platform WAU”) was 24.5 million, an increase of 14% compared to the three months ended September 30, 2025.
•Average revenue per platform weekly active user (“Platform ARPU”) was $3.21, an increase of 1% compared to the three months ended September 30, 2025.
•Revenue was $78.8 million, an increase of 14% compared to the three months ended September 30, 2025.
•Total costs and expenses were $83.0 million, a decrease of 4% compared to the three months ended September 30, 2025.
•Net loss decreased 95% to $0.7 million, compared to a net loss of $12.9 million for the three months ended September 30, 2025.
•Adjusted EBITDA was $10.3 million, compared to $4.4 million for the three months ended September 30, 2025.
•Cash, cash equivalents, and marketable securities were $381.7 million as of September 30, 2026.
See “Non-GAAP Financial Measure” below for more information and for a reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA.
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
Our Platform WAU for the three months ended September 30, 2026 and 2025 was 24.5 million and 21.6 million, respectively, which represents a 14% increase period over period.

Quarterly Average Platform WAU
(in millions)

25.0
20.0
15.0
10.0
5.0
0.0
21.8
21.6
21.0
22.3
22.9
24.5
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

Average Revenue per Platform Weekly Active User (Platform ARPU)
We generate revenue primarily from advertising. We measure monetization of our platform through our Platform ARPU metric. We define Platform ARPU as our total revenue during a period divided by the average of the number of Platform WAU during the same period.
Our Platform ARPU for the three months ended September 30, 2026 and 2025 was $3.21 and $3.19, respectively.
Quarterly Platform ARPU

$4.00
$3.00
$2.00
$1.00
$—
$2.99
$3.19
$3.31
$2.77
$3.26
$3.21
Q2'25
Q3'25
Q4'25
Q1'26
Q2'26
Q3'26

Components of Results of Operations
Revenue
We generate a majority of our revenue from the delivery of advertising services. We recognize revenue only after transferring control of promised goods or services to the customer. Advertising services are typically sold on a cost per thousand basis, a cost per click basis, or on a subscription basis according to the service period. The majority of our revenue is generated in the United States.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenue	$78,771	$68,898	$214,994	$188,167
Costs and expenses(1):
Cost of revenue	13,184	10,437	35,707	30,527
Research and development	32,852	35,674	97,853	103,790
Sales and marketing	21,298	23,766	61,998	70,212
General and administrative	15,636	16,250	44,631	48,156
Total costs and expenses	82,970	86,127	240,189	252,685
Loss from operations	(4,199)	(17,229)	(25,195)	(64,518)
Interest income	3,831	4,624	11,701	14,380
Other income (expense), net	(184)	(121)	(166)	507
Loss before income taxes	(552)	(12,726)	(13,660)	(49,631)
Provision for income taxes	107	131	538	540
Net loss	$(659)	$(12,857)	$(14,198)	$(50,171)
__________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$655	$702	$1,832	$2,186
Research and development	7,575	9,497	23,977	28,361
Sales and marketing	2,004	2,229	5,967	6,924
General and administrative	4,114	4,172	12,207	13,327
Total	$14,348	$16,600	$43,983	$50,798
The following table sets forth the components of our unaudited condensed consolidated statements of operations as a percentage of revenue for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(as a percentage of total revenue)	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	17	15	17	16
Research and development	42	52	46	55
Sales and marketing	27	34	29	37
General and administrative	20	24	21	26
Total costs and expenses	105	125	112	134
Loss from operations	(5)	(25)	(12)	(34)
Interest income	5	7	5	8
Other income (expense), net	—	—	—	—
Loss before income taxes	(1)	(18)	(6)	(26)
Provision for income taxes	—	—	—	—
Net loss	(1)%	(19)%	(7)%	(27)%

Note: Certain figures may not sum due to rounding.
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Revenue	$78,771	$68,898	$9,873	14%	$214,994	$188,167	$26,827	14%
Revenue increased by $9.9 million, or 14%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to increased advertiser spending and an increase in the number of active users, as measured by a 14% increase in Q3 Platform WAU.
Revenue increased by $26.8 million, or 14%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to increased advertiser spending and an increase in the number of active users.
Cost of revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Cost of revenue	$13,184	$10,437	$2,747	26%	$35,707	$30,527	$5,180	17%
Cost of revenue increased by $2.7 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to a $2.3 million increase in third-party hosting costs.
Cost of revenue increased by $5.2 million, or 17%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $5.0 million increase in third-party hosting costs, a $0.4 million increase in third-party costs associated with delivering and supporting our advertising services, and a $0.3 million increase in merchant processing fees, partially offset by a $0.6 million decrease in allocated personnel-related costs.
Research and development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Research and development	$32,852	$35,674	$(2,822)	(8)%	$97,853	$103,790	$(5,937)	(6)%
Research and development expenses decreased by $2.8 million, or 8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $4.8 million decrease in personnel-related costs driven by a decrease in average headcount, partially offset by a $1.8 million increase in third-party software costs and a $0.3 million increase in allocated overhead costs.
Research and development expenses decreased by $5.9 million, or 6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $9.7 million decrease in personnel-related costs driven by a decrease in average headcount, and a $0.8 million decrease in professional service fees, partially offset by a $4.4 million increase in third-party software costs and a $0.3 million increase in allocated overhead costs.

Sales and marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Personnel-related and other	$14,328	$17,505	$(3,177)	(18)%	$44,111	$52,431	$(8,320)	(16)%
Brand and performance marketing	4,435	3,673	762	21%	10,677	10,077	600	6%
Neighbor services	2,535	2,588	(53)	(2)%	7,210	7,704	(494)	(6)%
Total sales and marketing	$21,298	$23,766	$(2,468)	(10)%	$61,998	$70,212	$(8,214)	(12)%
Sales and marketing expenses decreased by $2.5 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $1.9 million decrease in personnel-related costs driven by a decrease in average headcount, and a $1.1 million decrease in third-party consulting fees, partially offset by a $0.8 million increase in brand and performance marketing costs.
Sales and marketing expenses decreased by $8.2 million, or 12%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $5.5 million decrease in personnel-related costs driven by a decrease in average headcount, a $2.8 million decrease in third-party consulting fees, and a $0.5 million decrease in neighbor services, partially offset by a $0.6 million increase in brand and performance marketing costs.
General and administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
General and administrative	$15,636	$16,250	$(614)	(4)%	$44,631	$48,156	$(3,525)	(7)%
General and administrative expenses decreased by $0.6 million, or 4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $0.6 million decrease in professional service fees.
General and administrative expenses decreased by $3.5 million, or 7%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $2.6 million decrease in personnel-related costs driven by a decrease in average headcount, and a $0.9 million decrease in professional service fees.
Interest income

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Interest income	$3,831	$4,624	$(793)	(17)%	$11,701	$14,380	$(2,679)	(19)%
Interest income decreased by $0.8 million, or 17%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Interest income decreased by $2.7 million, or 19%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was driven by lower returns on marketable securities as a result of lower invested balances and lower interest rates.
Other income (expense), net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Other income (expense), net	$(184)	$(121)	$(63)	(52)%	$(166)	$507	$(673)	NM

Other income (expense), net decreased by $0.1 million, or 52%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Other income (expense), net decreased by $0.7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to the periodic re-measurement of monetary assets and liabilities denominated in non-functional currencies and gains and losses on marketable securities and foreign currency transactions.
Provision for income taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands, except percentages)	2026	2025	$	%	2026	2025	$	%
Provision for income taxes	$107	$131	$(24)	(18)%	$538	$540	$(2)	(0)%
Provision for income taxes decreased by less than $0.1 million, or 18%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease in foreign income tax expenses.
Provision for income taxes was essentially unchanged for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Liquidity and Capital Resources
We have historically generated negative cash flows from operations until recent periods, and have primarily financed our operations from net proceeds received from the sale of equity securities, proceeds from our business combination with Khosla Ventures Acquisition Co. II, and payments received from our customers. We currently have no debt outstanding.
We have generated losses from our operations, as reflected in our accumulated deficit of $932.5 million as of September 30, 2026. These losses are attributable to investments made in supporting the growth of our business, and we expect them to continue for the foreseeable future. We also expect to incur significant research and development, sales and marketing, and general and administrative expenses over the next several years in connection with the continued development and strategic expansion of our business.
As of September 30, 2026, we had $381.7 million in cash, cash equivalents, and marketable securities. We anticipate satisfying our short-term cash requirements, including meeting our working capital and capital expenditure requirements, with our existing cash, cash equivalents, and marketable securities. In the long term, we may satisfy our cash requirements with cash, cash equivalents, and marketable securities on hand or with proceeds from any future equity or debt financings. Our ability to support our requirements and plans for cash, including working capital and capital expenditure requirements, will depend on many factors, including the rate of our revenue growth, the timing and extent of spending on research and development efforts and other business initiatives, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings and features, the continuing market adoption of our platform, any repurchase of shares we may make from time to time, and our ability to obtain equity or debt financing. Moreover, any actual or perceived instability in the U.S. or international banking systems may impact liquidity both in the short term and long term.

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

In May 2022, our Board of Directors authorized and approved a share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2024. The timing of any repurchases depended on market conditions and other investment opportunities, and repurchases were made at our discretion. This share repurchase program did not obligate us to repurchase any dollar amount or number of shares, and the program could be extended, modified, suspended, or discontinued at any time. In February 2024, our Board of Directors authorized and approved an increase of $150.0 million to the share repurchase program and extended the expiration date to March 31, 2026. In April 2026, our Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2028. During the three and nine months ended September 30, 2026, we repurchased and retired 2,865,132 and 19,858,114 shares of Class A common stock at an average price of $2.38 and $1.79 per share for an aggregate repurchase price of $6.8 million and $35.5 million, respectively. We did not repurchase any shares of our Class A common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased and retired 8,409,278 shares of Class A common stock at an average purchase price of $1.72 per share for an aggregate repurchase price of $14.5 million. As of September 30, 2026, we had $93.2 million available for future share repurchases under the share repurchase program.

For more information regarding our commitments related to executed leases that have not yet commenced, refer to Note 6, Leases, to our unaudited condensed consolidated financial statements in this Quarterly Report.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$28,103	$(3,001)
Net cash provided by investing activities	$23,132	$35,972
Net cash used in financing activities	$(47,220)	$(25,162)
Operating activities
Cash provided by operating activities during the nine months ended September 30, 2026 was $28.1 million which resulted from a net loss of $14.2 million, adjusted for non-cash charges of $45.2 million and net cash outflows of $2.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $44.0 million of stock-based compensation expense and $1.0 million of depreciation and amortization expense, partially offset by $0.7 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $6.7 million decrease in operating lease liabilities due to lease payments, and a $2.5 million increase in prepaid expenses and other assets. These amounts were partially offset by a $3.3 million increase in accounts payable, a $2.3 million decrease in operating lease right-of-use assets due to normal amortization, and a $0.8 million increase in accrued expenses and other liabilities.
Cash used in operating activities during the nine months ended September 30, 2025 was $3.0 million which resulted from a net loss of $50.2 million, adjusted for non-cash charges of $50.8 million and net cash outflows of $3.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $50.8 million of stock-based compensation expense and $1.5 million of depreciation and amortization expense, partially offset by $1.9 million of accretion on investments. The net cash outflows from changes in operating assets and liabilities were primarily due to a $6.3 million decrease in operating lease liabilities due to lease payments, a $2.7 million increase in prepaid expenses and other assets, and a $1.9 million increase in accounts receivable. These amounts were partially offset by a $4.1 million increase in accounts payable, $2.1 million decrease in operating lease right-of-use assets due to normal amortization, and a $1.0 million increase in accrued expenses and other liabilities.
Investing activities
Cash provided by investing activities for the nine months ended September 30, 2026 was $23.1 million, which consisted of proceeds from maturities of marketable securities of $131.7 million and proceeds from sales of marketable securities of $91.7 million. This was partially offset by purchases of marketable securities of $199.2 million and purchases of property and equipment of $1.0 million.
Cash provided by investing activities for the nine months ended September 30, 2025 was $36.0 million, which consisted of proceeds from maturities of marketable securities of $151.6 million and proceeds from sales of marketable securities of $105.3 million. This was partially offset by purchases of marketable securities of $220.4 million and purchases of property and equipment of $0.5 million.
Financing activities
Cash used in financing activities for the nine months ended September 30, 2026 was $47.2 million, which consisted of repurchases of common stock of $35.5 million and tax withholdings on release of RSUs of $15.3 million. This was partially offset by proceeds from the issuance of common stock upon exercise of stock options of $2.7 million and proceeds from the issuance of common stock under the 2021 ESPP of $0.8 million.
Cash used in financing activities for the nine months ended September 30, 2025 was $25.2 million, which consisted of repurchases of common stock of $14.5 million and tax withholdings on release of RSUs of $14.2 million. This was partially offset by proceeds from the issuance of common stock upon exercise of stock options of $2.3 million and proceeds from the issuance of common stock under the 2021 ESPP of $1.3 million.
Non-GAAP Financial Measure
Adjusted EBITDA
Adjusted EBITDA is a non-GAAP financial measure that represents our net loss adjusted for depreciation and amortization, stock-based compensation, interest income, provision for income taxes, and any restructuring charges or acquisition-related costs.
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
The following is a reconciliation of net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(659)	$(12,857)	$(14,198)	$(50,171)
Depreciation and amortization	338	475	1,023	1,533
Stock-based compensation	14,348	16,600	43,983	50,798
Interest income	(3,831)	(4,624)	(11,701)	(14,380)
Provision for income taxes	107	131	538	540
Restructuring charges	—	4,660	—	4,660
Adjusted EBITDA	$10,303	$4,385	$19,645	$(7,020)
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

Interest Rate Risk
As of September 30, 2026, we had cash, cash equivalents, and marketable securities of $381.7 million. Our cash and cash equivalents consist of cash held in banks, demand deposits, money market funds, corporate bonds, and commercial paper. The primary objectives of our investment activities are to preserve principal and provide liquidity without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Additionally, we are still in the early stages of monetizing our platform. Our growth strategy depends on, among other things, increasing neighbors on the network, increasing engagement, developing new and improving existing products for neighbors and organizations, attracting more advertisers (including expanding our sales efforts to reach advertisers in additional international markets), scaling our business with existing advertisers, and delivering targeted advertisements based on our neighbors’ personal taste and interests. Given the current macroeconomic environment, it may be more difficult for us to capitalize on our growth strategies. There can be no assurance that we will successfully increase monetization on our platform or that we will sustain or increase the current growth rate of our revenue.

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

•platform changes (such as the migration to our proprietary ad platform) or inventory management decisions that change the size, format, frequency, or relative prominence of advertisements displayed on the platform;
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
•limitations in, or reductions to, the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that are intended to demonstrate the value of our advertisements to advertisers; and
•changes to our data privacy practices that affect the type or manner of advertising that we are able to provide, including as a result of changes to laws, regulations or regulatory actions, such as the European Union’s Regulation (EU) 2016/679 (General Data Protection Regulation) (“EU GDPR”) and the United Kingdom’s Data Protection Act 2018 and UK General Data Protection Regulation (“UK GDPR” and the foregoing, collectively, “GDPR”), the European Union’s Artificial Intelligence Act (the “EU AI Act”), European Directive 2002/58/EC (the “ePrivacy Directive”), the Canadian Personal Information Protection and Electronic Documents Act (“PIPEDA”), Australia’s Privacy Act 1988 along with the 2024 reforms thereto and the Australian Privacy Principles (“APPs”), the California Consumer Privacy Act of 2018 (as amended, the “CCPA”) in California, and comparable U.S. state privacy laws in more than 20 other states, or changes to third-party policies.
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
In addition, web and mobile browser developers, such as Apple, Microsoft or Google, have implemented and may continue to implement changes, including requiring additional user permissions, in their browser or device operating system that impair our ability to measure and improve the effectiveness of advertising on our platform. Such changes include limiting the use of first-party and third-party cookies and related tracking technologies, such as mobile advertising identifiers, and other changes that limit our ability to collect information that allows us to attribute our neighbors’ actions on advertisers’ websites to the effectiveness of advertising campaigns run on our platform. For example, Apple has implemented features in Safari and iOS, including Intelligent Tracking Prevention, App Tracking Transparency, and more recent fingerprinting protections and link tracking restrictions, that block or limit tracking technologies, restrict access to device advertising identifiers, and affect our ability to track our neighbors’ actions, measure attribution, and connect their interactions with on-platform advertising. Google and other browser developers have similarly implemented or may implement privacy controls which could impact our advertising. These web and mobile browser developers have also implemented and may continue to implement changes and restrictions in browser or device functionality that limit our ability to communicate with or understand the identity of our neighbors.
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

•our inability to offer our platform or certain features to certain users as a result of changes we have implemented or may implement, whether voluntarily or in connection with age verification, age assurance, or other online safety laws, regulations, or regulatory actions;
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
•our ability to attract and retain advertisers who use our free or paid advertising services;
•the timing and market acceptance of developments and enhancements to our platform or our competitors’ products;
•our safety and security efforts and our ability to protect neighbor data and to provide neighbors with control over their data;
•our ability to distribute our platform to new and existing neighbors;
•our ability to effectively monetize our platform;
•the successful implementation of platform changes, such as the migration to our proprietary ad platform and introduction of AI technologies into our platform, and our new Nextdoor initiative;
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
Our reputation and ability to attract, retain, and serve our neighbors and to scale our product offerings are dependent upon the reliable performance of our platform and our underlying technical infrastructure. We have in the past experienced, and may in the future experience, interruptions in the availability or performance of our platform from time to time. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays or outages that could be harmful to our business. If our platform is unavailable when neighbors attempt to access it, or if it does not load as quickly as expected, neighbors may not use our platform as often in the future, or at all, and our ability to serve advertisements may be disrupted, any of which could adversely affect our business, operating results, and financial condition. As the amount and types of information shared on our platform continue to grow and evolve, as the usage patterns of our communities continue to evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, neighbor engagement and revenue growth may be adversely impacted. Moreover, as we scale our platform and product offerings, including video and other platform features, that may place strain on our technical infrastructure, and we may also be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased platform usage cost-effectively. In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, ongoing and future geopolitical conflicts (including the conflict involving Iran), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, neighbors may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and neighbor data in a timely manner to restart or provide our services, which may adversely affect our financial results. In addition, a substantial number of our employees are based in our headquarters located in San Francisco, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Francisco area in general, we may be unable to operate our platform.

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

In addition, we integrate third-party AI models and tools into our platform and internal systems, which may expose us to risks including supply-chain compromise, model poisoning, prompt injection attacks and vulnerabilities inherent in large-language-model-integrated application attack surfaces. The increasing deployment of agentic AI systems, which can autonomously execute multi-step tasks and interact with external services, may introduce additional risks, including the potential for AI agents to be exploited by bad actors to facilitate cyber-attacks, vulnerability discovery, and other malicious activities at greater speed and scale than previously possible. If the third-party AI models we rely upon are compromised or behave unexpectedly, our platform features could be degraded or exploited for malicious purposes, and we could face operational disruption, reputational harm, or regulatory liability.

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
We are continuing to make investments in AI initiatives, including AI solutions to recommend relevant content across our products, enhance our advertising tools, and develop new product features using generative AI. AI technologies are complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. These efforts, including the introduction of new products or changes to existing products, may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, confidentiality or privacy and security risks, or other complications that could adversely affect our business, operating results and financial condition. Our use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, offensive, biased, or harmful, or violate current or future laws and regulations. For example, as part of the new Nextdoor initiative, we have launched and are expanding AI-powered experiences (such as our “Ask” surface) which can surface responses drawn from our neighbors’ prior conversations, and AI-generated summaries, and we use AI to enhance certain business pages and to suggest advertising creatives. The reliance of these features on user-generated conversations exposes us to risks related to the accuracy of the data, potential bias in the generated recommendations, and the lack of transparency for AI-derived summaries of discussions within the community. If AI-generated recommendations are perceived as inaccurate, biased, or unfair, or if they surface inappropriate or outdated content, we could face reputational harm, regulatory scrutiny, or legal claims from users or businesses. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. The recent releases of more advanced general-purpose AI models by major providers also may enable bad actors to more effectively evade our content detection and classification systems, undermine trust and safety measures, or create harmful content at scale, including spam, synthetic media, deepfakes, and coordinated manipulation campaigns. Responding to these threats may increase our content moderation, safety, and enforcement costs and require ongoing investment in detection and provenance technologies. We use AI-based tools, in addition to human review, to assist with content moderation on our platform. These tools may not identify all policy-violating content and may incorrectly flag or remove content that does not violate our policies, which could frustrate neighbors, remove non-violative content, reduce engagement, or attract regulatory scrutiny. If our AI content moderation tools are perceived as censoring legitimate expression, we could face regulatory action or reputational harm that reduces neighbor trust and engagement. Furthermore, the integration of third-party AI models with our products and services relies on certain safeguards implemented by the third-party developers of the underlying AI models, including those related to accuracy, bias, training data, quality of output, and other matters, and these safeguards may be insufficient. In addition, the quality, accuracy, availability, or efficacy of third-party AI models may degrade over time, which could negatively impact the performance of our AI-powered features and expose us to additional risks. If our offerings draw controversy due to their perceived or actual impact on society, such as AI solutions that have unintended consequences or are controversial because of unintended impacts to rights, privacy, employment, or other social, economic, or political issues, or if we are unable to develop effective internal policies and frameworks relating to the responsible development and use of AI models and systems, we may experience brand, reputational, and/or competitive harm, or could face legal liability. Moreover, other companies may develop AI features and technologies that are similar or superior to our technologies or are more cost-effective to develop and deploy. Given the long history of development in the AI sector, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit, or interfere with our ability to make, use, or sell our own AI features. Existing laws and regulations may be interpreted, or new laws and regulations regarding AI have been and may in the future be adopted and interpreted, in ways which could negatively affect the way we use AI in our products. For example, the EU AI Act prohibits certain AI practices deemed to pose unacceptable risks, such as manipulative techniques and social scoring, and imposes transparency and compliance requirements on high-risk AI systems and general-purpose AI models, which may require us to implement additional controls, documentation, or disclosures for certain AI applications. In the United States, there is no comprehensive federal AI law, but a growing number of states have enacted or proposed AI legislation. The U.S. federal government has also taken steps, including through executive action and proposed legislation, toward a federal AI framework that could potentially preempt certain state AI laws, but the scope and outcome of these efforts remain uncertain, and existing state AI laws continue to apply unless and until they are preempted, invalidated or otherwise modified. The regulatory landscape for AI is fragmented and rapidly evolving, with ongoing legal challenges and uncertainty around applicable obligations, implementation, and enforcement. As a result, we may need to devote significant resources to adapt our offerings to comply with requirements that vary over time and across jurisdictions, and unresolved issues around AI-related laws may expose us to legal or regulatory risk. Finally, intellectual property ownership issues, licensing and privacy rights surrounding AI technologies are evolving and have not been fully addressed by U.S. federal or state courts or foreign jurisdictions, which may expose us to claims of intellectual property infringement or misappropriation or privacy rights violations, or result in inquiries by government bodies or agencies. Such issues may also undermine the availability or functionality of third-party AI tools or services that we deploy in order to operate our business or services that we offer to consumers. Any of these factors could adversely affect our business, operating results, and financial condition.
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
We may choose to further expand our business operations abroad by opening new and expanding within existing neighborhoods outside of the United States, though our primary focus remains on improving our product experience and aligning our operations to best serve users and advertisers in our existing markets. As of September 30, 2026, the Nextdoor platform was accessible in 11 countries (including the United States). We may enter new international markets and expand in existing markets where we have limited or no experience in marketing, selling, advertising and deploying our platform or selling advertising. Any of our limited experience and infrastructure in such markets, individuals’ lack of familiarity with us or our platform, the existence of alternative platforms in such jurisdictions that offer similar products and services or the lack of a critical mass of potential neighbors in such markets may make it more difficult for us to effectively monetize any increase in neighbors in those markets, and may increase our costs without a corresponding increase in revenues. If we fail to deploy or manage our operations in international markets successfully, comply with international regulations or effectively monetize our platform in international markets to the same degree as we are able to monetize our efforts within the United States, our business, operating results and financial condition will be adversely affected. In the future, if our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our operating results may be more greatly affected by fluctuations in the exchange rates of the currencies in which we do business. In addition, as our international operations and sales to advertisers continue to grow, we will be subject to a variety of risks inherent in doing business internationally, including:
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
Risks Related to Security and Technology
We are dependent on third-party software and service providers, including programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. Any failure or interruption experienced by such third parties could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
Currently, we are dependent on third-party software and service providers, including programmatic advertising partners, for management and delivery of certain advertisements on the Nextdoor platform. As such, the continued use of third-party software and service providers, including these programmatic advertising partners, is critical to our continued success and any service disruptions, adverse changes to the terms of use, pricing or related terms and conditions for such third-party providers’ products, or difficulties with such products, including our data usage, meeting our requirements or standards could result in the inability of certain businesses to advertise on our platform, and adversely impact our business, operating results, and financial condition.
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
We rely on third-party software and service providers, including AWS, to provide systems, storage and services, including neighbor login authentication, for our website and third-party communications and email delivery services to send notifications and other messages to neighbors and advertisers. Any technical problem with, cyber-attack on or loss of access to such third parties’ systems, servers, or technologies could result in the inability of neighbors to access the Nextdoor platform or receive timely communications from us or result in the theft of our neighbors’ personal information.
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
We rely on third parties to verify our neighbors’ accounts through several methods, including but not limited to email, SMS text message, geolocation and mailed invitations. For example, we utilize email providers, mobile data networks, and identity verification service providers to verify our neighbors’ accounts. Account verification is a critical feature of our platform because it demonstrates that neighbors actually live in the neighborhood they desire to join. Any failure, interruption, or loss of access to such third parties or their software could result in the inability of neighbors to join our platform. Our reliance on third parties makes us vulnerable to any service interruptions, whether as a result of a cyber-attack, security breach, weather or other events, or delays in their operations. Additionally, alternative email providers, mobile data networks, identity verification service providers or postal providers may be more costly to use than our current providers. Any disruption in the third parties could harm our neighbor growth, which in turn could make us a less attractive advertising platform and harm our reputation, and could harm our business, operating results, and financial condition.
Technologies have been developed that can block the display of advertisements on the Nextdoor platform, which could adversely impact our business, operating results, and financial condition.
Technologies have been developed, and will likely continue to be developed, that can block the display of advertisements on the Nextdoor platform. We generate substantially all of our revenue from advertising, and ad-blocking technologies may prevent the display of certain advertisements appearing on our platform, which could harm our business, operating results, and financial condition. Existing ad-blocking technologies that have not been effective on our platform may become effective as we make certain platform changes, and new ad-blocking technologies may be developed in the future. More neighbors may choose to use such ad-blocking products to block or obscure the display of advertisements on our platform if we are unable to successfully balance the amount of our organic content and paid advertisements, or if our neighbors’ attitudes toward advertisements become more negative. Further, regardless of their effectiveness, ad-blockers may generate concern regarding the health of the digital advertising industry, which could reduce the value of digital advertising and harm our business, operating results, and financial condition.
Unauthorized scraping or use of content from our platform, including for AI model training, could diminish the value of our platform and harm our business.
The content generated by our neighbors, including neighborhood discussions, local business reviews, recommendations, and community insights, is a valuable element of our platform. Third parties, including developers of AI and large language models, may attempt to scrape, collect, or otherwise access and use this content without our authorization, including to train AI models that may then compete with our platform or diminish the value of the unique local information available on our service. The increasing prevalence of AI-powered products has exacerbated the risk of unauthorized data scraping, as web scraping is a common method for gathering data used to train AI models, and several high-profile lawsuits involving unauthorized use of content for AI training are currently pending in U.S. courts. If third parties successfully extract and use our platform content, the proprietary value of our local content could be diminished, our neighbors' privacy expectations could be violated, and competitors or AI-powered search and discovery tools could provide substantially similar local information without directing users to our platform. Although we employ technical and contractual measures to restrict unauthorized access to our platform data, including restrictions in our terms of service and technical controls such as rate limiting and bot detection, these measures may not be fully effective, and recent case law has created uncertainty regarding the enforceability of terms of service restrictions on scraping publicly accessible data. In addition, emerging legal frameworks may affect the risks and remedies associated with unauthorized use of our content, and we may need to invest additional resources to monitor, detect and respond to scraping activity. Any unauthorized use of our platform content could result in litigation costs, harm our competitive position, and adversely affect our business, operating results, and financial condition.
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

Moreover, laws and regulations in the United States and other jurisdictions have required, and may in the future require, companies to provide sustainability-related disclosures, including with respect to greenhouse gas emissions, climate-related risks, and environmental claims. The scope, applicability, and timing of these requirements are subject to change and ongoing legal challenges, and we may become subject to such requirements as our business grows or as the requirements evolve. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance. In connection with any legal or regulatory requirements, we may be required to establish additional internal controls, engage additional consultants, and incur additional costs related to evaluating our environmental impact and preparing such disclosures. If we fail to implement sufficient internal controls or accurately capture and disclose, among other things, our environmental impact, our reputation, business, operating results and financial condition may be materially adversely affected.

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
•changes in advertising industry association rules and standards that limit our ability to deliver, target or measure the effectiveness of advertising, such as the Network Advertising Initiative and the Interactive Advertising Bureau;
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
•changes in the legislative or regulatory environment, including with respect to privacy and cybersecurity, or actions by governments or regulators, including fines, orders, or consent decrees; and
•changes in GAAP.
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
We have experienced significant net losses each year since we began operations in 2007, including net losses of $14.2 million and $50.2 million for the nine months ended September 30, 2026 and 2025, respectively. We have an accumulated deficit of $932.5 million as of September 30, 2026. We anticipate that our operating expenses and capital expenditures will increase in the foreseeable future as we continue to invest in acquiring additional neighbors, increasing engagement on our platform, increasing monetization on our platform, expanding our platform and operations internationally, attracting and retaining team members, developing and enhancing our platform, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. While we consistently evaluate opportunities to reduce our operating costs and optimize efficiencies, including, for example, through our workforce reductions in 2023, 2024, and 2025, we cannot guarantee that these efforts will be successful or that we will not re-accelerate operating expenditures in the future in order to capitalize on growth opportunities. Given the significant operating and capital expenditures associated with our business plan, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability.

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
We are subject to various indirect non-income taxes, such as payroll, sales, use, value-added and goods and services taxes in the United States and various foreign jurisdictions, and we may face indirect tax audits in various U.S. and foreign jurisdictions. In certain jurisdictions, we collect and remit indirect taxes. However, tax authorities may question, challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. A successful assertion by one or more tax authorities requiring us to collect taxes in jurisdictions in which we do not currently do so or to collect additional taxes in a jurisdiction in which we currently collect taxes, could result in substantial tax liabilities, including taxes on past sales, as well as penalties and interest, could discourage neighbors from utilizing our platform or could otherwise harm our business, operating results, and financial condition. Evolving economic nexus and digital platform tax rules may expand our obligations in jurisdictions based on user activity, revenue, or other factors. In addition, effective January 1, 2027, California’s sales and use tax rules will apply to certain prewritten computer software and software-as-a-service offerings that we purchase, while excluding certain services and digital infrastructure. If vendors do not collect the applicable tax or are relieved from collection obligations under applicable purchase thresholds, we may be required to self-assess and remit California use tax. Determining whether purchased products are taxable and identifying the applicable California use location may increase our tax liabilities and compliance costs. Certain U.S. states and municipalities have enacted or are considering legislation that would impose new taxes on revenue derived from digital advertising services or social media platforms, which may be based on gross revenues and determined by user location or other allocation methodologies. For example, the City of Chicago enacted a Social Media Amusement Tax effective January 2026 imposing a per-user monthly charge on social media companies, which is currently under legal challenge. In June 2026, Illinois enacted a targeted advertising service tax and a social media platform fee, both effective January 2027, which apply in addition to the Chicago municipal tax described above; both taxes may be subject to legal challenge. Utah similarly enacted a targeted advertising tax effective January 2027. The application of these and other similar rules that have been or may be enacted in the future to our business is uncertain and may result in increased operating costs and significant compliance costs. Because substantially all of our revenue is derived from advertising, these taxes may disproportionately affect our business, and the operational complexity of establishing verifiable user-count and revenue-allocation data for multiple tax jurisdictions will require additional resources. The adoption of similar measures by additional jurisdictions could increase our overall tax burden and compliance costs.

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
On April 30, 2026, our Board of Directors authorized and approved a share repurchase program pursuant to which we may repurchase up to $100.0 million in aggregate of shares of our Class A common stock, with the authorization to expire on June 30, 2028, or such shorter period if $100.0 million in aggregate of shares of our Class A common stock have been repurchased. Although our Board of Directors has authorized this share repurchase program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our Class A common stock. The actual timing and amount of repurchases remain subject to a variety of factors, including stock price, trading volume, market conditions and other general business considerations, all of which may be negatively impacted by macroeconomic conditions and factors, including changing interest rates and inflation. The share repurchase program may be modified, suspended, or terminated at any time, and we cannot guarantee that the share repurchase program will be fully consummated or that it will enhance long-term stockholder value. The program could affect the trading price of our Class A common stock, increase volatility and diminish our cash and cash equivalents and marketable securities, and any announcement of a termination of this program may result in a decrease in the trading price of our stock.
Risks Related to Legal and Regulatory Matters
We may be liable as a result of content or information that is published or made available on our platform.
We are subject to many U.S. federal and state and foreign laws and regulations that involve matters central to our business, including laws and regulations that involve data privacy and protection, intellectual property (including copyright and patent laws), content regulation, the use of AI, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance. Although content on our platform is typically generated by third parties, and not by us, we may be sued or face regulatory liability for claims relating to personal information, content or information that is made available on our service, including claims of defamation, disparagement, intellectual property infringement, breach of our privacy commitments, breach of privacy and data security laws, or other alleged damages. Lawmakers in the United States and in other countries may introduce new regulatory regimes that increase potential liability for content available on our platform. There are a number of new laws and legislative proposals in the United States and globally aimed at limiting the scope of protections available to online services and/or that further impose new obligations affecting our business, such as liability for copyright infringement, illegal or harmful content moderation, addictive or defective design, health warning labels on social media platforms, user age verification/assurance, distributing targeted and other advertisements to teens, and other forms of unlawful content and/or online harm. These legislative and/or regulatory requirements may increase our costs of operations, our liability for content posted by users on our platform, our litigation costs, and/or may expose us to regulatory sanctions such as fines or penalties. If these or other additional statutory or regulatory changes reduce liability protections for content published on our platform, we may be required to make significant changes to our business model, including increasing our content moderation operations and building in additional product features or tools that may not be favorable to our business, add payment obligations or compliance costs. In addition, the integration of third-party news or alert content, introduced as part of the new Nextdoor initiative, may increase our exposure to inaccurate, misleading, or objectionable content, and may create additional challenges for content moderation. If we fail to adequately moderate or address problematic content, we could face reputational, legal, or regulatory risk. We may also receive statutory or regulatory scrutiny for our policies governing content and advertising on our platform. Responding to such scrutiny could require significant resources and any required changes to our operations may impact our business.
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
In addition, our platform facilitates real-world interactions among neighbors, businesses, and service providers, including through features that connect neighbors seeking home services with local businesses. The nature of our business exposes us to claims related to personal injury and other harms caused by third parties that neighbors and others encounter through our platform, including claims that our platform design, safety features, or warnings were inadequate. Such claims may be asserted under negligence, product liability, failure-to-warn, or similar theories that may fall outside the protections of Section 230 of the CDA, as described further below in these risk factors.
Actions by governments that restrict access to the Nextdoor platform in their countries, or that otherwise impair our ability to sell advertising in their countries, could substantially harm our business, operating results, and financial condition.
Governments may seek to censor content available on the Nextdoor platform or restrict access to the platform from their country entirely, or impose other restrictions that may affect the accessibility of the platform in their country for an extended period of time or indefinitely. In addition, government authorities in other countries may seek to restrict our neighbors’ access to the platform if they consider us to be in violation of their laws or a threat to public safety or for other reasons. It is possible that government authorities could take action that impairs our ability to sell advertising, collect, process, use, store, disclose or transfer data including in countries where access to our consumer-facing platform may be blocked or restricted. In the event that content shown on the Nextdoor platform is subject to censorship, access to the platform is restricted, in whole or in part, in one or more countries, or other restrictions are imposed on the platform, or our competitors are able to successfully penetrate new geographic markets or capture a greater share of existing geographic markets that we cannot access or where we face other restrictions, our ability to retain or increase our neighbor base, neighbor engagement, or the level of advertising by advertisers may be adversely affected, we may not be able to maintain or grow our revenue as anticipated, and our financial results could be adversely affected.
Our business is subject to complex and evolving U.S. and foreign laws, regulations, and industry standards, many of which are subject to change and uncertain interpretations, which uncertainty could harm our business, operating results, and financial condition.
We are subject to many U.S. federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, security and protection, online safety (including children’s online safety), intellectual property (including trademark, copyright, and patent laws), content, rights of publicity, advertising, marketing, health and safety, competition, protection of minors, age verification, consumer protection, automatic renewal and subscription cancellation practices, electronic communications enrollment and cancellation practices, taxation, telecommunications, anti-bribery, anti-censorship, anti-money laundering and corruption, AI and machine learning, and securities. These laws and regulations are constantly evolving and may be interpreted, implemented, applied, created, suspended, or amended, in a manner that could require burdensome or inconsistent compliance efforts, introduce legal or regulatory liability, or otherwise harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations, or other governmental scrutiny.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on the Nextdoor platform, including the DMCA, the CDA and the fair-use doctrine in the United States, and the E-Commerce Directive in the European Union. However, each of these statutes is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. For example, in the United States, laws such as the CDA, which have previously been interpreted to provide substantial protection to interactive computer service providers, may see such protections lessened either by legislative action or judicial interpretation. There have been various federal and state legislative efforts to restrict the scope of the protections available to online platforms under the CDA, in particular with regards to Section 230 of the CDA, and current protections from liability for harms resulting from third-party content in the United States could decrease or change. Although the U.S. Supreme Court declined to narrow the scope of Section 230 in its Gonzalez v. Google decision, courts have increasingly permitted negligence, product liability, failure-to-warn, and consumer protection claims against social media platforms to proceed on theories that target platform design choices and alleged misrepresentations about platform safety rather than user-generated content, and therefore may fall outside Section 230's protections. Plaintiffs have increasingly relied on these theories to circumvent Section 230 protections and expand traditional theories of proximate cause, and claims of this kind against other social media companies have resulted in jury verdicts and significant settlements, with many similar cases pending. Although we are not a defendant in those proceedings, similar claims directed at us could increase our litigation costs, result in significant settlement costs or damages awards, or require changes to our platform design. In addition, federal appellate courts have reached differing conclusions regarding whether algorithmic content recommendations constitute protected publisher activity under Section 230 or first-party speech outside its protections, creating uncertainty as to the scope of immunity available to platforms that use algorithmic recommendations, including ours. In addition, there have been and will continue to be various U.S. Executive Branch, Congressional, and state-level efforts to restrict the scope of the protections available to online platforms under Section 230, including legislation that would repeal or sunset Section 230, which if enacted could expose us to additional lawsuits and potential judgments that could significantly harm our business. We could incur significant costs investigating, defending, or otherwise responding to such claims and inquiries, and, if we are found liable, we may be subject to significant damages or the suspension of services or operations.
The Digital Services Act (the “DSA”), signed into law in the European Union on October 19, 2022, is a package of legislation intended to update the liability, safety, and transparency rules for online platforms, search engines, and other digital products and services. The DSA, which started to apply to our business in February 2024, has negatively impacted and may continue to negatively impact the scope of the limited immunity provided by the E-Commerce Directive, limit targeted advertising, impose burdensome reporting obligations, and require us to expend resources to try to comply with the new regulations or incur liability. The DSA also includes significant penalties for non-compliance. On October 26, 2023, similarly, the United Kingdom’s Online Safety Act (the “OSA”) became law. The OSA creates requirements around content moderation and handling illegal and harmful content and has required and will continue to require us to expend resources to try to comply with the new regulations or incur liability. Additionally, Australia’s Online Safety Act 2021, which went into effect in January 2022, and its accompanying Social Media Services Code, which went into effect in December 2023, impose new obligations and liabilities on platforms with respect to certain types of harmful content and prohibitions on access by minors. In addition, various laws to restrict or govern the use of online services by minors have been proposed, passed, and implemented in the United States and other countries, including laws prohibiting certain age groups from accessing social media, requiring various levels of age assurance or verification, requiring parental consent, and limiting the use of minors’ personal data. For example, in December 2025, Australia implemented the Online Safety Amendment (Social Media Minimum Age) Act 2024, which requires specified social media companies to take steps to ensure users under 16 do not hold accounts, and an increasing number of other countries, including the United Kingdom, have passed or are considering similar restrictions. Many of these laws have been subject to legal challenge; however, in June 2025, the U.S. Supreme Court in Free Speech Coalition, Inc. v. Paxton upheld a Texas law requiring age verification for websites hosting material deemed harmful to minors, which may make similar laws more likely to withstand constitutional challenge and increase our compliance obligations. Consequently, we have been and may in the future be required to exclude users from the platform based on age signals or lack of age signals, apply specified protections or features to user accounts associated with minors, apply specified protections or features to user accounts generally, or implement age assurance or verification measures, which may introduce friction to user access and impede user growth or increase attrition. Our ability to comply with these requirements may also be affected by data limitations, limitations of age verification technologies, or other factors. These existing and proposed laws, together with any changes to the existing laws and regulations within the jurisdictions in which we operate, could require us to expend additional resources to maintain compliance with new or evolving regulations. As a result, we may incur additional liability, and our business, operating results, and financial condition could be harmed.
We collect, store, use, share, and otherwise process data, some of which contains personal information about individuals including, but not limited to, our neighbors, employees and partners, where such personal information includes, but is not limited to, contact details, demographic information, network details, and location data. We are therefore subject to U.S. (federal, state, and local) and foreign laws and regulations regarding data privacy, security and protection, which apply to the processing of personal information. The regulatory frameworks for data privacy, security, and protection worldwide and interpretations of existing laws and regulations are likely to continue to be uncertain, as current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data, for example through more burdensome notice or consent requirements, or more stringent use restrictions, that impact our use of advertising technologies or platform operations.
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
In the United States, we are subject to numerous federal, state and local data privacy, security, and protection laws and regulations governing the processing of information about individuals, including more than 20 U.S. states that have enacted comprehensive consumer privacy laws, with additional states expected to follow. In California, for example, the CCPA establishes certain transparency obligations and creates data privacy rights for users, including rights to access and delete their personal information as well as opt-out of the sale or sharing of their personal information (as those terms are understood under the CCPA). Additionally, California’s Opt Me Out Act, effective January 1, 2027, requires all browsers operating in California to include built-in functionality that enables users to send opt-out preference signals to websites, communicating their preferences not to sell or share personal information. This law may substantially increase the volume of opt-out requests we receive, which may impact our advertising revenue and data collection capabilities for targeted marketing and personalized advertising. Furthermore, the California Privacy Protection Agency, which administers and enforces the CCPA, has leveraged its rulemaking authority to impose new regulations impacting covered businesses, with additional obligations coming into effect over the next several years, including independent cybersecurity audits, comprehensive risk assessments for certain personal information processing activities, and requirements for the use of automated decision making technologies (“ADMT”) for significant decisions affecting individuals. The CCPA also prohibits covered businesses from discriminating against consumers for exercising any rights established under the CCPA, for example prohibiting unjustified increased fees for individuals who opt out of the sale of their personal information. The CCPA imposes statutory damages for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information, which increases the likelihood of, and risks associated with, data breach litigation. Several of these state laws impose unique privacy and data security compliance requirements relevant to our business. We anticipate that additional state privacy laws will go into effect in the coming years, which may impose obligations similar to or more stringent than those we may face under other data protection laws. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data, and state privacy regulators have begun coordinating cross-jurisdictional enforcement efforts, which may increase the likelihood that a compliance finding in one state triggers scrutiny across multiple jurisdictions. There have been numerous attempts to introduce privacy legislation at the federal level. Compliance with existing laws, any newly enacted privacy, security, and data protection laws or regulations, browser-level opt out requirements, cybersecurity audit obligations, risk assessment mandates, and ADMT requirements may be challenging and cost- and time-intensive, and may require us to modify our data processing practices and policies, incur substantial costs and potential liability, and make significant modifications to our advertising technologies and business model in an effort to comply with such legislation.
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
Outside the United States, we are subject to an increasing number of laws, regulations and industry standards that apply to data privacy and security. In Canada, we are subject to PIPEDA, which governs the collection, use and disclosure of Canadian residents’ personal information in the course of commercial activities. In Australia, we are also subject to, among other laws, Australia’s Privacy Act 1988 and the APPs, which require us to, among other things: (a) establish a governance framework for managing privacy and data protection; (b) give individuals the option of not identifying themselves or using a pseudonym (unless certain exceptions apply); (c) destroy or de-identify unsolicited personal information that was not obtained for a purpose reasonably necessary or directly related to our business activities; and (d) not transfer or disclose personal information to a party outside of Australia unless consent is obtained, the destination country has substantially similar privacy protections to Australia, or the overseas recipient contractually agrees to comply with the APPs. Since 2025, the Australian Government has committed to a second set of privacy reforms, which have not yet been introduced as legislation, and the Office of the Australian Information Commissioner published updated APP Guidelines and enforcement guidance. In the European Union, we are subject to the EU GDPR, and in the United Kingdom we are subject to the UK GDPR. The GDPR and UK GDPR each imposes a strict data protection compliance regime, grants rights to data subjects in regard to their personal data (including the right to be “forgotten” and the right to data portability) and enhances current rights (e.g., data subject access requests). The UK GDPR was modified by the Data (Use and Access) Act, adopted June 19, 2025, with provisions coming into effect over time, including enhanced enforcement powers granted to the UK Information Commissioner’s Office as of February 5, 2026.
The GDPR prohibits transfers of personal information from the European Economic Area (“EEA”) or United Kingdom to countries not formally deemed adequate by the European Commission or the UK Information Commissioner’s Office, respectively, including the United States, unless a particular compliance mechanism (and, if necessary, certain safeguards) is implemented. The mechanisms that we and many other companies rely upon for EEA and United Kingdom data transfers (for example, standard contractual clauses or the EU-US Data Privacy Framework) are subject to legal challenge, regulatory interpretation, and judicial decisions. While the United States and the European Union reached agreement on the EU-US Data Privacy Framework (and similar agreements were reached with respect to the United Kingdom and Switzerland), and we currently self-certify to the EU-US Data Privacy Framework and the UK Extension thereto, there are legal challenges to this data transfer mechanism as well, which could affect the manner in which we provide our services, including our data transfer practices, the geographical location or segregation of our relevant systems and operations and could adversely affect our financial results.
The global expansion of AI laws has the potential to restrict or impose supplementary obligations on our utilization of this technology. For example, the EU AI Act, which entered into force on August 1, 2024, establishes obligations for entities engaged in the development and deployment of AI systems, certain of which have already taken effect, including prohibitions on specified AI practices, obligations of providers of general-purpose AI models, and as of August 2026, transparency obligations under Article 50. The legislation employs a risk-based methodology, prohibits certain AI practices deemed to pose an unacceptable risk, and imposes requirements on AI systems classified as high-risk, which are generally scheduled to apply beginning in December 2027 following amendments adopted in July 2026, and imposes transparency and other obligations on providers of general-purpose AI models. Our compliance efforts may require us to modify our use of AI technologies, and to incur substantial costs and potential liability in an effort to comply with such legislation.
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
The costs of complying with these laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are high and likely to increase in the future, particularly as the degree, variety, and enforcement of regulation increases, our business grows and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector with greater resources. Even though we communicate with lawmakers and regulators in countries and regions in which we conduct business, and despite having a dedicated team to monitor legal and regulatory developments, any failure or perceived failure to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. We are, and expect to continue to be, subject to inquiries and/or investigations by data protection, consumer protection, and/or communications regulators, which could result in government enforcement actions, including investigations, audits, and penalties, and/or require changes to our practices. Furthermore, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all of our products for an extended period of time or indefinitely.
We are currently, and in the future may be, involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results, and financial condition.
We are currently involved in, and may in the future be involved in, actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, our use of AI, privacy and other torts, illegal or objectionable content, consumer protection, securities, stockholder derivative claims, employment, governance, workplace culture, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving us, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes, increased costs of business, may require us to change our business practices or platform, require a significant amount of management’s time, may harm our reputation or otherwise harm our business, operating results, and financial condition. See Note 7, Commitments and Contingencies, to the condensed consolidated financial statements elsewhere in this Quarterly Report for a description of certain litigation matters that we are involved in.

We are currently involved in and have been subject to actual and threatened litigation with respect to third-party patents, trademarks, copyrights and other intellectual property, and may continue to be subject to intellectual property litigation and threats thereof. Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, grow our business and platform offerings, and become increasingly high profile, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights have asserted, and may in the future attempt to assert, intellectual property claims against us to extract value through licensing or other settlements.
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
As a public company, we incur and expect to continue to incur significant accounting, legal and various other expenses. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of Nasdaq and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we have and will continue to, among other things:
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
These actions and the additional involvement of accountants and legal advisors, require a significant commitment of our resources. We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Moreover, we have incurred significant costs with respect to our directors’ and officers’ insurance coverage. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors would also make it more difficult for us to attract and retain qualified members of our Board of Directors and qualified executive officers.
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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we file with the SEC. Under currently applicable rules and regulations, our independent registered public accounting firm is required to formally attest to the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock.
We have incurred and expect to continue to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, in May 2026, the SEC proposed amendments to its filer status framework that, if adopted, could relieve accelerated filers such as us from the auditor’s attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, although we would remain subject to management’s assessment of our internal control over financial reporting under Section 404(a). This proposal may be modified or not adopted. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could harm our business, operating results, and financial condition. Although we have already hired additional employees to assist us in complying with these requirements, we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and place significant strain on our personnel, systems, and resources.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
Risks Related to Intellectual Property
Failure to obtain, maintain, protect or enforce our intellectual property and proprietary rights could enable others to copy or use aspects of our platform without compensating us, which could harm our brand, business, and results of operations.
We rely and expect to continue to rely on a combination of confidentiality, assignment, and license agreements with our employees, consultants, and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents and copyrights in the United States, and multiple trademark registrations in the United States and other foreign countries. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future trademark and patent applications may not be approved.
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
To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. As such, policing unauthorized use of our technology or platform is difficult. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights (or to contest claims of infringement) than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from knowingly or unknowingly infringing upon, misappropriating or circumventing our intellectual property rights. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could adversely affect our business, operating results, and financial condition.
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
Third parties may claim that the Nextdoor platform infringes their intellectual property rights, and such claims may result in legal claims against us and our technology partners and customers. These claims may damage our brand and reputation and create liability for us. Furthermore, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Class A common stock. We expect the number of such claims to increase as the functionality of our platform overlaps with that of other products and services, and as the volume of issued software patents and patent applications continues to increase.
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
In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification or derivative work of such licensed software. If an author or other third party that distributes open source software that we use or license were to allege that we had not complied with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or otherwise required to comply with the unfavorable conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software. As such, our ability to protect our intellectual property rights with respect to such software source code may be limited or lost entirely, and we may be unable to prevent our competitors or others from using such contributed software source code. Any of these risks could be difficult to eliminate or manage and could harm our intellectual property position and have a material adverse effect on our business, results of operations, financial condition and prospects.

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. Stockholders who hold shares of our Class B common stock, including certain of our executive officers, employees, and directors and their affiliates, together hold a substantial majority of the voting power of our outstanding capital stock as of September 30, 2026. Because of the 10-to-1 voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of common stock and therefore are able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 9.1% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude your ability to influence the outcome of important corporate matters, including a change in control, for the foreseeable future.
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
Sales of a substantial number of shares of our Class A common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of our Class A common stock intend to sell shares, could reduce the market price of our Class A common stock. As of September 30, 2026, we had 257,449,901 shares of our Class A common stock outstanding. We have filed a registration statement related to the offer and sale from time to time by the selling securityholders named in the prospectus that forms a part of the registration statement of up to 206,159,498 shares of our Class A common stock, which registration statement has been declared effective by the SEC. To the extent shares are sold into the market pursuant to a registration statement that has been declared effective by the SEC, under Rule 144 or otherwise, particularly in substantial quantities, the market price of our Class A common stock could decline.
Provisions in our charter documents and under Delaware law, including anti-takeover provisions, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.
Provisions in our Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) and our Amended and Restated Bylaws (the “Bylaws”), including anti-takeover provisions, may have the effect of delaying or preventing a merger, acquisition or other change of control of our company that our stockholders may consider favorable. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Among other things, our Certificate of Incorporation and Bylaws include provisions that:
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

None.

Use of Proceeds
None.

Issuer Purchases of Equity Securities
The following table summarizes share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of the Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$100,000
August 1, 2026 to August 31, 2026	28,052	$2.31	28,052	$99,935
September 1, 2026 to September 30, 2026	2,837,080	$2.38	2,837,080	$93,176
Total	2,865,132		2,865,132
(1) In April 2026, our Board of Directors authorized and approved a new share repurchase program to repurchase up to $100.0 million in aggregate of our Class A common stock, with the authorization to expire on June 30, 2028.
(2) Average price paid per share includes costs associated with the repurchases, excluding the 1% excise tax as a result of the Inflation Reduction Act.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, other than as described below, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K (a “Rule 10b5-1 Plan”).
On September 4, 2026, Sophia Schwartz, our Chief Legal Officer and Secretary, entered into a Rule 10b5-1 Plan (the “Schwartz Plan”) providing for the potential sale of up to 644,464 shares of Class A common stock owned by Ms. Schwartz, including upon the vesting and settlement of RSUs and PSUs for shares of Class A common stock, in certain cases so long as the market price of the Class A common stock satisfies certain threshold prices specified in the Schwartz Plan, between an estimated start date of January 1, 2027 through December 31, 2027, or earlier, upon the completion of all transactions subject to the trading arrangements specified in the Schwartz Plan or the occurrence of certain events set forth therein. The Schwartz Plan provides for the sale of shares of Class A common stock to be received upon the future vesting and settlement of certain outstanding RSUs and PSUs, net of any shares withheld by us to satisfy applicable tax obligations. The number of shares to be withheld, and therefore the exact number of shares to be sold pursuant to the Schwartz Plan, can only be determined upon the occurrence of the future vesting events. For purposes of this disclosure, we have included the maximum aggregate number of shares to be sold without subtracting any shares to be withheld upon future vesting events.

Item 6. Exhibits

Exhibit Number	Description	Incorporated by Reference
		Form	Exhibit	Filing Date
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
Date: November 5, 2026

NEXTDOOR HOLDINGS, INC.

By:	/s/ Nirav Tolia
Name:	Nirav Tolia
Title:	Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Indrajit Ponnambalam
Name:	Indrajit Ponnambalam
Title:	Chief Financial Officer and Treasurer (Principal Financial Officer)